Form 10-Q
period 1997-03-31
MICRO TECH INDUSTRIES INC
filed 1997-05-15
CIK 356292

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997
                               -----------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------------

Commission file number  2-74785-B
                       -------------------------------------------------

                          Next Generation Media Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                           88-0169543
------------------------------                       --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

                        900 N. Stafford St., Suite 2003
                            Arlington, VA  22203
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (703) 516-9888
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                         Micro Tech Industries, Inc.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No   X
    -----     -----

         The total number of issued and outstanding shares of the issuer's common stock, par value $0.01, as of March 31, 1997 was 800,889.

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEET
March 31, 1997

Assets

         Note receivable - Promote-It                               $         20,000

         Goodwill, less accumulated amortization of $833                      49,167


                                                                    $         69,167


Liabilities and Stockholders' Equity

         Current liabilities
                 Accounts payable                                   $         12,469
                 Loan payable - officer                                       20,000


         Total current liabilities                                            32,469


         Stockholders' equity
         Common stock $0.01 par value - shares
                 authorized 50,000,000; outstanding 800,889                    8,009
         Additional paid-in capital                                          122,080
         Accumulated deficit                                                 (93,391)


         Net stockholders' equity                                             36,698


                                                                    $         69,167

STATEMENT OF NET LOSS AND ACCUMULATED DEFICIT
For the Three Months Ended March 31, 1997

         Revenue                                                    $             -


         Expenses
           Professional services                                              12,469
           Amortization of goodwill                                              833


         Total expenses                                                      (13,302)

         Net loss                                                            (13,302)


         Deficit, December 31, 1996                                          (80,189)

         Deficit, March 31, 1997                                    $        (93,391)

STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 1997

         Cash flows from operating activities

         Net loss                                                   $        (13,302)
         Adjustments to reconcile net loss to net
                 cash used by operating activities
                          Amortization                                           833
                          Increase in note receivable                        (20,000)
                          Increase in accounts payable                        12,469


         Net cash used in operating activities                               (20,000)


         Cash flows from financing activities

                 Proceeds of loan from officer                                20,000


         Net change in cash and cash equivalents                                   -

         Cash and cash equivalents, December 31, 1996                              -


         Cash and cash equivalents, March 31, 1997                  $              -

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management cannot fully assess material changes in the issuer's financial condition from the end of the preceding fiscal year to March 31, 1997, or in the issuer's results of operations with respect to the 1997 fiscal year to March 31, 1997 from the corresponding year to date period of the preceding fiscal year, for the following reasons.

         Mr. Joel P. Sens purchased 6,686,551 shares of the issuer's common stock, par value $0.001, as of February 6, 1997, from Pocotopaug Investment, Inc., the issuer's former controlling shareholder (the "Former Majority Shareholder") for $50,000. (For a description of a subsequent transaction involving shares of the issuer's common stock, see Part II, Item 2 -- Changes in Securities.) All then-existing officers and directors resigned as of February 6, 1997, and all current officers and a majority of the current directors were first appointed as of February 6, 1997, in connection with that sale. To the best of management's knowledge, no audited or unaudited financial statements for the issuer were prepared by former management for all or any portion of fiscal year 1996.

         The following discussion is based on assumptions made by management as to the issuer's results of operations and financial condition as of March 31, 1996 and for the period then ended. No assurances can be given as to the accuracy of such assumptions. However, management has no knowledge of any information that would make reliance on such assumptions unwarranted.

         Management assumes that the issuer had no assets as of December 31, 1996, the end of its last fiscal year. On March 6, 1997, Larry Grimes, President of the issuer, loaned the issuer $20,000. Also as of March 6, the issuer loaned these funds to Promote It An Idea Company, a Colorado corporation ("Promote It"), in anticipation of being able to reach definitive agreements with Promote It for certain licenses from Promote It to the issuer and certain services to be provided by the issuer to Promote It, pursuant to a letter of intent between Promote It and the issuer. The issuer and Promote It have been unable to reach such agreement, and the issuer has declared the note from Promote It due and payable. To date, the note has not been paid. The issuer also has goodwill of $49,167, arising from purchase by Mr. Sens of common stock of the issuer from the Former Majority Shareholder described above, less accumulated amortization of $833.

         Management assumes that the issuer had no current liabilities as of December 31, 1996. During the fiscal quarter covered by this report, the issuer incurred accounts payable of

$12,469, representing accrued fees for professional services, and the loan payable to Mr. Grimes described above.

         Management assumes that the issuer had no expenses during the first fiscal quarter of 1996. During the period covered by this report, the issuer incurred expenses for professional services of $12,469, and amortization of goodwill in the amount of $833. This resulted in an increase in a net loss of $(13,302), increasing the issuer's accumulated deficit to $(93,391).

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         As of March 19, 1997, the issuer authorized a 10:1 reverse stock split, which became effective as of such date. Upon that effectiveness, each ten issued and outstanding shares of the issuer's common stock, par value $0.001, became one share of the issuer's common stock, par value $0.01. This transaction was exempt from registration under Section 3(9) of the Securities Act of 1933.

         Also as of March 19, 1997, the issuer's Board of Directors authorized the issuance of 2,150,000 additional shares of common stock, par value $0.01, to Joel P. Sens in exchange for a promissory note in the principal amount of $359,050.00, bearing interest at the rate of 5.93% and due three years from the date of issuance. This offer and sale was consummated on April 1, 1997, after the period covered by this report. This offer and sale was a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933. Mr. Sens' obligations under this note are secured by a pledge to the issuer of the purchased shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         As of March 31, 1997, the issuer's Board of Directors recommended the amendment of its Articles of Incorporation to change its name from Micro Tech, Inc. to Next Generation Media Corp. This name change was approved as of March 31, 1997 by Joel P. Sens, the holder of 668,655.1 out of 800,889 then issued and outstanding shares of the issuer's common stock, par value $0.01, by written consent in lieu of a meeting of stockholders, as permitted by Section
78.390 of the General Corporation Law of the State of Nevada, as amended. This name change became effective on April 16, 1997, after the period covered by this report, upon the filing of a Certificate of Amendment of the issuer's Articles of Incorporation with the Secretary of State of the State of Nevada.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits:

         4.1 Certificate of Amendment of Articles of Incorporation of Micro Tech, Inc., filed April 16, 1997, changing name of corporation to Next Generation Media Corp.

         27      Financial Data Schedule

         (b)     Reports on Form 8-K:

         A report on Form 8-K was filed on February 20, 1997, reporting information under Item 1 -- Changes in Control of Registrant.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEXT GENERATION MEDIA CORP.



Date: May 15, 1997                      By: /s/ Larry Grimes
                                           Larry Grimes, President
                                           (Duly Authorized Officer)



Date: May 15, 1997                      By: /s/ Kenneth Brochin
                                           Kenneth Brochin, Treasurer
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX

                                                                    Sequentially
                                                                      Numbered
Exhibit                           Description                           Page
-------                           -----------                       -------------
4.1      --      Certificate of Amendment of Articles
                 of Incorporation of Micro Tech, Inc., filed
                 April 16, 1997, changing name of
                 corporation to Next Generation Media Corp.

27       --      Financial Data Schedule