Form 10-Q
period 1997-06-30
MICRO TECH INDUSTRIES INC
filed 1997-08-14
CIK 356292

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 2-74785-B

                          NEXT GENERATION MEDIA CORP.
             (Exact name of registrant as specified in its charter)

                 Nevada                                 88-0169543
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


                       900 N. Stafford Street, Suite 2003
                              Arlington, VA  22203
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (703) 516-9888
              (Registrant's telephone number, including area code)

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

         The total number of issued and outstanding shares of the issuer's common stock, per value $0.01, as of July 31, 1997 was 2,950,899.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The following unaudited consolidated financial statements of Next Generation Media Corp. (the "Issuer") within Item 1 include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such consolidated financial statements for the periods indicated.


BALANCE SHEET AS OF
June 30, 1997

Financial Information
Next Generation Media

Assets


        Note receivable-Promote It                            $   9,000
        Accrued interest receivable                           $   5,863
        Goodwill, less amortization of $2083                  $  47,917
                                                             -----------
                                                              $  62,780

Liabilities and Stockholders' Equity
Current Liabilities
        Accounts payable                                      $  21,052
        Loan payable-officer                                  $   9,000
        Note payable-Sens                                     $   4,000
        Accured interest payable                              $     663
                                                             -----------
                                                              $  34,715

Stockholders' Equity
        Common stock $.01 par value - shares
        authorized 50,000,000; outstanding 2,950,889         $   29,509
        Additional paid in capital                           $  459,630
        Less:  Note receivable-shareholder                   $ (359,050)
        Accumulated deficit                                  $ (102,024)
                                                            ------------
                                                             $   28,065

Net Stockholders' Equity                                     $   62,780


STATEMENT OF NET LOSS AND ACCUMULATED DEFICIT


                                                 Three months ended    Six months ended
                                                   June 30, 1997        June 30, 1997

REVENUE
        Interest income                          $            5,863    $          5,863
TOTAL REVENUE                                    $            5,863    $          5,863

EXPENSES
        Professional services                    $           12,583    $         25,052
        Amortization of goodwill                 $            1,250    $          2,083
        Interest expense                         $              663                 663
TOTAL EXPENSES                                   $           14,496    $         27,798

NET LOSS                                         $           (8,633)   $        (21,935)

Deficit, beginning of period                     $          (93,391)   $        (80,089)
Deficit, end of period                           $         (102,024)   $       (102,024)

Loss per share                                   $           (0.003)   $          (0.01)

Weighted average common shares outstanding       $        2,950,889    $      2,019,056



STATEMENT OF CASH FLOWS
For the Six months ended June 30, 1997

Cash flows from operating activities

Net loss                                                 $  (21,935)
Adjustments to reconcile net loss to net
     cash used by operating activities
          Amortization                                   $    2,083
          Increase in note receivable                    $   (9,000)
          Increase in accrued interest receivable        $   (5,863)
          Increase in accounts payable                   $   21,052
          Increase in note payable                       $    4,000
          Increase in accrued interest payable           $      663

Net cash used in operating activities                    $   (9,000)

Cash Flows from financing activities
          Proceeds of loan from officer                  $    9,000

Net change in cash and cash equivalents                  $       -

Cash and case equivalents, December 31, 1996             $       -

Cash and cash equivalents, June 30, 1997                 $       -

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Management cannot fully assess material changes in the Issuer's financial condition from the end of the preceding fiscal year to June 30, 1997, or in the Issuer's results of operations with respect to the 1997 fiscal year to June 30, 1997 from the corresponding year to date period of the preceding fiscal year, for the reasons set forth in the Issuer's quarterly report on Form 10-Q for the period ended March 31, 1997.

        The following discussion is based on assumptions made by management as to the Issuer's results of operations and financial condition as of June 30, 1997 and for the period then ended. No assurances can be given as to the accuracy of such assumptions. However, management has no knowledge of any information that would make reliance on such assumptions unwarranted.

        Management assumes that the Issuer had no assets as of December 31, 1996, the end of its last fiscal year. As of June 30, 1997, the Issuer had assets totaling $62,780.

        Management assumes that the Issuer had no current liabilities as of December 31, 1996. The Issuer has current liabilities totaling $34,715 from the end of the preceding fiscal year to date.

        The Company had no income from operations during the period covered by this report and Management assumes that the Issuer had no income during the comparable period in 1996. On March 6, 1997, Larry Grimes, an officer of the Issuer, loaned the Issuer $20,000 at a rate of 15% annually. On March 6, the Issuer in turn loaned these funds to Promote It An Idea Company, a Colorado corporation ("Promote It") at the same interest rate. As of June 30, 1997, Promote It has paid a total of $11,000 of the outstanding loan balance to the Issuer. The Issuer paid Larry Grimes $11,000 during the period covered by this report, thereby reducing the loan payable to him from the Issuer to $9,000. Promote It paid the Issuer $5,000 on May 27, 1997 and $6,000 on June 13, 1997. In each case the funds were used to reduce the loan payable by the Issuer to Larry Grimes. Management assumes that the Issuer did not have interest income for either the second fiscal quarter of 1996 or for the six months ended June 30, 1996. The Issuer had interest income of $5,863 for the second fiscal quarter of 1997 and the same amount for the six months ended June 30, 1997.

        As of the end of the fiscal quarter covered by this report, Promote It owed the Issuer $9,000. Promote It has agreed to repay the $9,000 in two installment payments in the third fiscal quarter of 1997. Prior to the filing of this report, but after the fiscal quarter covered by this report, $5,000 has been repaid to the Issuer by Promote It. The Issuer in turn paid the $5,000 to Larry Grimes.

        The Issuer has goodwill of $49,167 arising from the purchase of the common stock of the Issuer by Mr. Sens from the Issuer's former controlling stockholder, less accumulated amortization of $2,083.

        Management assumes that the Issuer had no expenses during the second fiscal quarter of 1996. During the period covered by this report, the Issuer incurred expenses for professional services of $12,585, and amortization of goodwill in the amount of $2,083. This resulted in an increase in a net loss of $8,633, increasing the Issuer's accumulated deficit to $102,024. The Issuer also incurred $4,000 in liabilities in the form of two loans to the Issuer by Joel P. Sens to pay for professional services rendered to the Issuer.

        Management assumes that the Issuer had no earnings per share during the second fiscal quarter of 1996 and for the first six months of fiscal 1996. During the period covered by this report the Issuer had a net loss per share of $.003 and for the six months ended June 30, 1997 a loss per share of $.01.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         There have been no material legal proceeding begun against the Issuer during the period covered by this report.


Item 2.  Changes in Securities.

         There have been no material modifications in the rights of the holders of the common stock of the Issuer during the period covered by this report.

Item 3.  Default Upon Senior Securities.

         There have been no material defaults in the payment of principal or interest on any indebtedness of the Issuer during the period covered by this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to stockholders during the period covered by this report. The stockholders of the Issuer approved the change of the Issuer's name on March 31, 1997 by a written consent in lieu of meeting which became effective on April 16, 1997.


Item 5.  Other.

         On April 1, 1997 the Issuer consummated a transaction with Joel P. Sens whereby he was issued 2,150,000 shares of common stock, par value $0.01, in exchange for a secured promissory note in the principal amount of $359,050, bearing interest at the rate of 5.83%. The principal shall be due in full on April 1, 2000. Interest shall be due annually on April 1. Mr. Sens' obligations under this note are secured by a pledge to the Issuer of the purchased shares.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

Exhibit No.          Description
-----------          -----------

(a)        Exhibits:
           10(a) Promissory Note and Security Agreement, each dated April 1,
                 1997

           27    Financial Data Schedule


(b)        Reports on Form 8-K:


         No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1997         NEXT GENERATION MEDIA CORP.



                               By: /s/ Larry Grimes
                                  ---------------------------------------------------------
                                     Larry Grimes, President





Date:  August 14, 1997



                               By: /s/ Kenneth Brochin
                                  --------------------------------------------------------
                                     Kenneth Brochin, Treasurer
                                     (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.                          Description
-----------                          -----------
10(a)                                Promissory Note and Security Agreement,
                                     each dated April 1, 1997.

27                                   Financial Data Schedule