Form 10-Q
period 1997-09-30
NEXT GENERATION MEDIA CORP
filed 1997-11-14
CIK 356292

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997
                               ----------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

Commission file number  2-74785-B
                       ------------------------------------------

                          Next Generation Media Corp.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                    88-0169543
-------------------------------            -----------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

                        900 N. Stafford St., Suite 2003
                            Arlington, VA  22203
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

Yes        No   X
    -----    -------

         The total number of issued and outstanding shares of the issuer's common stock, par value $0.01, as of September 30, 1997 was 3,050,950.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEET
September 30, 1997

Assets

  Accrued interest receivable                                      $10,509
  Deferred acquisition costs                                        41,562
  Goodwill, less accumulated amortization of $3,333                 46,667

                                                                   $98,738

Liabilities and Stockholders' Equity

  Current liabilities
     Accounts payable                                             $79,267
     Note payable - Sens                                            4,000
     Accrued interest payable                                         134

  Total current liabilities                                        83,401

  Stockholders' equity
     Common stock $0.01 par value - shares
      authorized 50,000,000; outstanding 2,950,889                 29,509
     Additional paid-in capital                                   459,630
     Accumulated deficit                                         (114,752)
     Less:  note receivable - shareholder                        (359,050)

     Net stockholders' equity                                      15,337

                                                                  $98,738

STATEMENT OF NET LOSS AND ACCUMULATED DEFICIT

                                   Three months ended      Nine months ended
                                    September 30,1997     September 30, 1997

Revenue
  Interest income                              $5,580                $11,443

Total revenue                                  5,5801                  1,443

Expenses
  Professional services                        16,653                 41,705
  Amortization of goodwill                      1,250                  3,333
  Interest expense                                405                  1,068

Total expenses                                 18,308                 46,106

Net loss                                      (12,728)               (34,663)

Deficit, beginning of period                 (102,024)               (80,089)

Deficit, end of period                      $(114,752)             $(114,752)

Loss per share                                $(0.004)                $(0.02)

Weighted average                            2,950,889              2,234,222
 common shares outstanding

STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 1997

Cash flows from operating activities

Net loss                                                            $(34,663)
Adjustments to reconcile net loss to net
  cash used by operating activities
    Amortization                                                        3,333
    Increase in accrued interest receivable                           (10,509)
    Increase in deferred acquisition costs                            (41,562)
    Increase in accounts payable                                       79,267
    Increase in note payable - Sens                                     4,000
    Increase in accrued interest payable                                  134

Net cash used in operating activities                                       -

Cash and cash equivalents, December 31, 1996                                -

Cash and cash equivalents, September 30, 1997                       $       -


NOTE TO FINANCIAL STATEMENTS

 1. Business        On September 29, 1997, Next Generation Media Corp.
    Combination     (the "Company") purchased all of the assets of
                    Pompton Valley Publishing, Inc.  The purchase price was
                    $350,000 consisting of 100,000 shares of the Company's common stock plus assumption of liabilities of approximately $177,000. The
                    Company used the fair value of the assets acquired to help determine the value of the common stock since it was more readily determinable. As of November 13, 1997, financial data for 1996 and 1997 for Pompton Valley Publishing, Inc. was unavailable. Consequently, the Company cannot provide acquisition accounting adjustments or the pro forma disclosures of revenues and net income
                    (loss) required by APB Opinion No. 16.  The
                    Company will include such pro forma disclosures in an amendment to this Quarterly Report on form 10-Q to be filed promptly after the Company files its amendment to the Form 8-K filed on October 8, 1997 reflecting the above-referenced transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management cannot fully assess material changes in the issuer's financial condition from the end of the preceding fiscal year to September 30, 1997, or in the issuer's results of operations with respect to the 1997 fiscal year to September 30, 1997 from the corresponding year to date period of the preceding fiscal year, for the reasons set forth in the issuer's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

         The following discussion is based on assumptions made by management as to the issuer's results of operations and financial condition as of September 30, 1996 and for the period then ended. No assurances can be given as to the accuracy of such assumptions. However, management has no knowledge of any information that would make reliance on such assumptions unwarranted.

         Management assumes that the issuer had no assets as of December 31, 1996, the end of its last fiscal year. As of September 30, 1997, the Issuer had assets totaling $98,738.

         Management assumes that the issuer had no current liabilities as of December 31, 1996. The issuer has current liabilities totaling $83,401 from the end of the preceding fiscal year to date.

         The issuer had no income from operations during the period covered by this report, and management assumes that the issuer had no income during the comparable period in 1996. On March 6, 1997, Larry Grimes, President and a director of the issuer, loaned the issuer $20,000. Also as of March 6, the issuer loaned these funds to Promote It An Idea Company, a Colorado corporation ("Promote It"), in anticipation of being able to reach definitive agreements with Promote It for certain licenses from Promote It to the issuer and certain services to be provided by the issuer to Promote It, pursuant to a letter of intent between Promote It and the issuer. The issuer and Promote It were unable to reach such agreement, and the issuer declared the note from Promote It due and payable.

         As of September 30, 1997, Promote It had paid the entire outstanding balance of the note owed to the issuer. More specifically, Promote It paid the issuer $5,000 on July 17, 1997, and the issuer used this payment to repay $5,000 of the note from Larry Grimes. On August 19, 1997, Promote It made a final payment of $5,933.99 to the issuer which represented the remaining principal balance on the note, including interest and late payment fees. The issuer used this $5,933.99 payment to pay the entire outstanding balance of the loan from Mr. Grimes.

         The issuer has goodwill of $46,667 arising from the purchase of the common stock of the issuer by Mr. Joel Sens from the issuer's former controlling stockholder, less accumulated amortization of $3,333.

         Management assumes that the issuer had no expenses during the third fiscal quarter of 1996. During the period covered by this report, the issuer incurred expenses for professional services of $16,653.

         In addition to costs for professional services, the issuer incurred expenses for the amortization of goodwill in the amount of $1,250. This resulted in an increase in a net loss of $(12,728), increasing the issuer's accumulated deficit to $(114,752).

         Management assumes that the issuer had no earnings per share during the third fiscal quarter of 1996 and for the first nine months of fiscal 1996. During the period covered by this report, the issuer had a net loss per share of $(0.004) and for the nine months ended September 30, 1997 a loss per share of $(0.02).

         As reported in a Current Report on Form 8-K filed on October 8, 1997 (the "8-K"), on September 29, 1997, Independent News, Inc. ("INI"), a Delaware corporation and a wholly-owned subsidiary of the issuer, pursuant to an Asset Purchase Agreement dated as of September 29, 1997 among INI, Pompton Valley Publishing Company, Inc. ("Pompton Valley"), Joseph Pellegrino, and Joseph Nicastro (the "Agreement"), assumed certain liabilities and contracts of Pompton Valley, and purchased all of those assets of Pompton Valley, including accounts receivable and computer and office equipment and supplies, relating to, or used by Pompton Valley in connection with, Pompton Valley's community newspaper publishing business (the "Transaction").

         The Transaction was funded with cash, with common stock of the issuer, and by means of INI's assumption of certain of Pompton Valley's liabilities. The cash portion of the purchase price was funded by means of a loan of $15,000, from Joel Sens, a director of the issuer and of INI, to the issuer. The issuer also issued 100,000 shares of common stock, par value $.01, to the shareholders of Pompton Valley in connection with the Transaction. INI assumed approximately $257,600 of Pompton Valley's liabilities.

         INI received from Pompton Valley as part of the Transaction, among other assets, all of the tangible personal property, including computer and office equipment and supplies, used by Pompton Valley in its community newspaper publishing business. The issuer intends to continue such use.

         In accordance with rules of the Securities and Exchange Commission, financial statements reflecting the Transaction were not filed with the 8-K, but will be filed in an amendment to the 8-K (the "8-K Amendment") within sixty days of the date on which the 8-K was required to be filed. The Transaction is not yet reflected in the financial statements included in this Quarterly Report on Form 10-Q. Such financial statements will be updated in an amendment to this Quarterly Report on Form 10-Q to be filed promptly after the 8-K Amendment.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits:

                 Exhibit 2.1 Asset Purchase Agreement dated as of September 29, 1997 among INI, Pompton Valley, Joseph Nicastro, and Joseph Pellegrino (incorporated by reference from the issuer's Current Report on Form 8-K filed October 8,
                                  1997)

         (b)     Reports on Form 8-K:

         No reports on Form 8-K were filed during the period covered by this report. A report on Form 8-K was filed on October 8, 1997, reflecting the Transaction.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NEXT GENERATION MEDIA CORP.



Date: November 14, 1997            By:   s/s  Larry Grimes
                                      -----------------------------
                                      Larry Grimes, President
                                      (Duly Authorized Officer)



Date: November 14, 1997            By:   s/s  Kenneth Brochin
                                      -----------------------------
                                      Kenneth Brochin, Treasurer
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX

                                                                 Sequentially
                                                                   Numbered
Exhibit                           Description                        Page
-------                           -----------                    -------------
2.1      --               Asset Purchase Agreement dated
                          as of September 29, 1997 among
                          INI, Pompton Valley, Joseph Nicastro,
                          and Joseph Pellegrino (incorporated
                          by reference from the issuer's
                          Current Report on Form 8-K filed
                          October 8, 1997)

27       --               Financial Data Schedule