Form 10-K405
period 1997-12-31
NEXT GENERATION MEDIA CORP
filed 1998-04-15
CIK 356292

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1997

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

Commission file number  2-74785-B

                          Next Generation Media Corp.
             (Exact name of registrant as specified in its charter)

         Nevada                                                          88-0169543
------------------------------                                      --------------------
(State or other jurisdiction of                             (I.R.S. Employer Identification No.)
incorporation or organization)

900 N. Stafford St., Suite 2003
        Arlington, VA  22203                                        (703) 516-9888
----------------------------------                                  ----------------
(Address of principal executive offices)               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  none
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

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

         Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State issuer's revenues for its most recent fiscal year: $476,226.

         The aggregate market value at January 16, 1998 of the Common Stock of the issuer, its only class of voting stock, was $1,245,380, of which $427,008.40 was held by non-affiliates, calculated on the basis of a recent private sale of Common Stock as of December 30, 1997. The total number of issued and outstanding shares of the issuer's common stock, par value $0.01, as of January 16, 1998 was 3,113,450.

Documents incorporated by reference:  None.

                                     PART I

ITEM 1.  BUSINESS.

         This Annual Report on Form 10-K contains certain forward-looking statements with respect to the Company's business, financial condition and results of operations. The words "estimate," "project," "intend," "expect," "anticipate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks include, but are not necessarily limited to, the ability of the Company to compete in the community newspaper business, the Company's ability to acquire new businesses and generate new cash flows therefrom, and the Company's ability to obtain additional capital to support its operations and growth.

         Next Generation Media Corp. (the "Company") was incorporated on November 21, 1980 under the laws of the State of Nevada in the name Micro Tech Industries Inc. Pursuant to a Stock Purchase Agreement dated as of February 6, 1997, by and between Pocotopaug Investment, Inc. and Joel P. Sens, Mr. Sens acquired control of 6,686,551 of the 8,008,890 outstanding shares of common (equivalent to 668,655 shares after the March 19, 1997 reverse split) stock (85.72%) of the Company for $50,000 in personal funds. In connection with this transaction, John S. McAvoy, the then sole director of the Company resigned effective as of the date of such transaction, and new members of the board of directors were elected and new management appointed. Current management believes that the Company was a "shell" company for at least five years prior to February 6, 1997, without assets or liabilities. Current management is unaware of any operating history of the Company prior to February 6, 1997.

         Currently, the Company operates as a publicly owned holding company with a single wholly owned operating subsidiary, Independent News Inc. ("INI"). The Company had no revenues from operations prior to its acquisition of certain assets and liabilities of Pompton Valley Publishing Company, Inc. ("Pompton Valley") as of September 29, 1997. These assets and liabilities were acquired through INI which was formed to operate the acquired business. The acquisition was funded with cash, with common stock of the Company and by means of INI's assumption of certain of Pompton Valley's liabilities. The cash portion of the purchase price was funded by means of a loan from Mr. Sens.

         INI engages in the community newspaper publishing business. It produces and issues weekly free newspapers distributed via the mail to approximately 67,761 homes in northern New Jersey. INI generates all of its revenues from the sale of advertisements which generally are placed by local merchants in the communities which the newspapers serve. The newspapers generally are identical in editorial content but are varied according to advertising content. Therefore, a local merchant or other advertiser may target the audience for its advertisements in a relatively close geographic vicinity by placing advertisements in the version of the INI community newspaper serving its local community. The New Jersey townships that INI's community newspapers serve include Wayne, Fairfield, Lincoln Park, Pequannock, Pompton Plains, Montville, Towaco, Bloomingdale, Riverdale, Butler, Kinnelon, Smoke Rise, Pompton Lakes, Little Falls, Totowa and West Patterson.

    INI had $476,226 in revenues and an operating loss of $26,866 from September 29, 1997 through December 31, 1997, representing substantially all of the Company's revenues and operating losses for the year. Prior to the acquisition of its community newspaper business through INI, the Company had no operating revenues.

    INI's working capital is provided primarily from operations. INI sales are made by its sales representatives on credit with payment terms due in 30 days. No single customer of INI represents 10% or more of its revenues.

    The advertising business, including the community newspaper business, is highly competitive with many firms competing in various forms of media and possessing substantial resources. The Company's community newspaper business has several direct competitors servings its local markets, although management believes that INI has no direct competitor offering a 100% mailed (as opposed to delivery) weekly newspaper. The circulation of other newspapers in the local markets in which INI operates includes: The New Jersey Star Ledger, circulation 11,889, The Herald & News, circulation 8,983, The Record, circulation 8,131 and The Suburban Trends, circulation 7,401.

    INI had approximately twelve employees as of December 31, 1997. The Company has a President and a Secretary/Treasurer who did not receive any compensation in 1997.

    The Company's business strategy is to grow through new acquisitions while continuing to operate INI as a wholly-owned subsidiary. The Company is currently considering new acquisitions that may occur in 1998, although no assurance can be given. The success of such an acquisition is dependent upon a number of factors including obtaining adequate financing, possibly through the sale of securities, and successful negotiations with any such potential target corporation.

ITEM 2.          PROPERTIES.

    The Company's principal property is a 3,500 square foot facility located in Pompton Lakes, New Jersey. The building consists of two stories with the administration and production unit on one level and sales staff on the other level. INI has a five year lease on the property that runs through October, 2002.

ITEM 3.          LEGAL PROCEEDINGS.

    The Company is not involved in any pending or, to management's knowledge, threatened legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year to a vote of security holders.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS.

    Current management has no knowledge of any sales of the Company's securities prior to February 6, 1997. On February 6, 1997, Mr. Joel Sens acquired
6,686,551 shares (equivalent to 668,655 shares after the March 19, 1997 reverse split) of the Company's common stock, par value $0.001, for $50,000, in a transaction exempt from registration under Section 4(1) of the Securities Act of 1933, as amended (the "Securities Act"). On March 19, 1997, the Company executed a 10:1 reverse split of its common stock, increasing the par value of the common stock to $0.01 per share. This transaction was exempt from registration under Section 3(9) of the Securities Act. Also as of March 19, 1997, the Company's Board of Directors authorized the issuance of 2,150,000 additional shares of common stock to Mr. Sens in exchange for a promissory note in the principal amount of $359.050.00, bearing interest at the rate of 5.83% and due three years from the date of issuance. This offer and sale was a private transaction exempt from registration under Section 4(2) of the Securities Act.

    On September 29, 1997, the Company issued 100,000 shares of common stock to Joseph Pellegrino (27,500), Joseph Nicastro (27,500), Ron Higgins (15,000), Roy Peragallo (15,000), Michele Koptyra (10,000) and Joseph Ouimet (5,000) as partial payment for the community newspaper business purchased from Pompton Valley that is now operated by INI. This transaction was exempt from registration under Section 4(2) of the Securities Act.

    On December 30, 1997, the Company consummated a transaction in which Mr. Kevin Rubin acquired 62,500 shares of the Company's common stock for $25,000. Mr. Rubin also receive 37,500 warrants exercisable for a period of two years from the date of grant to purchase one share of common stock each at a price of $0.60 per share. This transaction was exempt from registration under Section 4(2) of the Securities Act.

    None of the above-described transactions were effected through an underwriter, and none involved any underwriting discount or commission.

    There is no established public trading market for the Company's common stock. As of January 16, 1998, there were approximately 532 holders of the Company's common stock.

    There have been no cash dividends paid on the Company's common stock since February 6, 1997, and current management is unaware of any dividend paid prior to that date.

The Company intends to retain all future earnings, if any, for use in the development of its business, and the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.          SELECTED FINANCIAL DATA.

    The following statement of operations data for the year ended December 31, 1997 and balance sheet data as of December 31, 1997 are derived from the Company's Consolidated Financial Statements, audited by BDO Seidman LLP, independent certified public accountants, which are included elsewhere in this Form 10-K. Management believes that the Company was a public shell until February 6, 1997, the date when Mr. Joel Sens acquired a majority interest in the Company and new management was appointed. Therefore, management believes that the Company had no operating revenues, assets or liabilities prior to that date. The data presented below therefore, is for fiscal year 1997, the only year for which management believes the Company had revenues, assets or liabilities out of the last five years.

                                                                                YEAR ENDED
                                                                                ----------
                                                                                DECEMBER 31, 1997
                                                                                -----------------
                                                                                   (U.S. DOLLARS)

STATEMENT OF OPERATIONS
DATA:
Sales                                                                                  476,226
Cost of sales                                                                          139,012
Gross profit(loss)                                                                     337,214
Operating expenses:
  Selling, general and administrative                                                  427,890
  Depreciation and amortization                                                         15,883
  Total operating expenses                                                             443,773

Operating income (loss)                                                               (106,559)
Financial income (expenses),
  net
Other expenses (income)                                                                 11,381
Net income (loss)                                                                      (95,178)
Basic and diluted income (loss) per share                                                (0.04)

                                                                                   YEAR ENDED
                                                                                   ----------
                                                                                   DECEMBER 31, 1997
                                                                                   -----------------
                                                                                     (U.S. DOLLARS)
BALANCE SHEET DATA:

Total Assets                                                                            474,549
Long-term obligations                                                                   136,932
Capital Leases                                                                                0
Redeemable Preferred Stock                                                                    0
Cash Dividends Declared Per Share                                                             0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    Management cannot fully assess material changes in the registrant's financial condition from the end of the preceding year to the end of fiscal year 1997, or in the registrant's results of operations with respect to the 1997 fiscal year from the preceding fiscal years, for the following reasons.

    Mr. Joel P. Sens purchased 6,686,551 shares (equivalent to 668,655 shares after the March 19, 1997 reverse split) of the issuer's common stock, par value $0.001, as of February 6, 1997, from Pocotopaug Investment, Inc. All then-existing officers and directors resigned as of February 6, 1997, and all current officers and a majority of the current directors were first appointed as of February 6, 1997, in connection with that sale. To the best of management's knowledge, no audited or unaudited financial statements for the issuer were prepared by former management for all or any portion of fiscal year 1996 or any recent preceding years.

    The following discussion is based on assumptions made by management as to the issuer's results of operations and financial condition as of December 31, 1996 and for the period then ended. No assurances can be given as to the accuracy of such assumptions. However, management has no knowledge of any information that would make reliance on such assumptions unwarranted.

    Management assumes that the issuer had no assets as of December 31, 1996, the end of its last fiscal year. The Company had total assets of $474,549 including $67,781 in net property and equipment and $192,648 in net intangible assets, primarily goodwill, as of December 31, 1997.

    Management assumes that the issuer had no current liabilities as of December 31, 1996. As of December 31, 1997, the company had $341,095 in current liabilities. In addition, the Company had long term debt of $136,932 and a total stockholders' equity deficit of $3,478 as of the end of the fiscal year.

    Management assumes that the issuer had no revenues or expenses during the 1996 fiscal year. As of the end of the fiscal year, the Company had $476,226 in total revenues, all of which was generated by its subsidiary INI. The Company incurred a net loss of $95,178 for fiscal year 1997, resulting in a basic and diluted loss per common share of $0.04. The Company generated $95,957 in financing activities in 1997 primarily from an increase in checks issued against future deposits, proceeds of loans from shareholders and employees and proceeds from an issuance of common stock. These gains from financing activities were used to cover deficits in net cash used in operating activities of $46,803 and net cash used in investing activities of $49,154.

    The Company is currently considering new acquisitions that may occur in 1998, although no assurance can be given. If the Company is successful in completing such an acquisition, management believes that its business, financial condition and results of operations may change significantly. Any such acquisition may be financed by issuance of stock of the Company but may also require new capital resources. Failure of the Company to obtain new sources of capital, through a public offering or private placement of its stock, or otherwise, could materially adversely affect the Company's ability to make new acquisitions and to continue operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 [NEXT GENERATION MEDIA
                           CORPORATION LOGO]





                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                    YEAR ENDED DECEMBER 31, 1997

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                                                        CONTENTS



INDEPENDENT AUDITORS' REPORT                                                                                    3

CONSOLIDATED FINANCIAL STATEMENTS

                 Consolidated balance sheets                                                                    4

                 Consolidated statements of operations                                                          5

                 Consolidated statements of stockholders' equity                                                6

                 Consolidated statements of cash flows                                                        7-8

                 Summary of accounting policies                                                              9-11

                 Notes to consolidated financial statements                                                 12-18

                 Independent Auditor's Report on Financial Statement                                           19
                     Schedule

                 Schedule II - Valuation and Qualifying Accounts                                               20

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of NEXT GENERATION MEDIA CORPORATION


We have audited the accompanying consolidated balance sheet of NEXT GENERATION MEDIA CORPORATION as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NEXT GENERATION MEDIA CORPORATION at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                                BDO Seidman, LLP


Washington, D.C.
April 13, 1998

December 31,                                                                                                       1997
=========================================================================================================================
ASSETS

CURRENT
       Accounts receivable, less allowance for doubtful
        accounts of $42,560                                                                                    $198,335
       Accrued interest receivable                                                                               15,785
-------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                                            214,120
-------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT (Note 1)                                                                                  71,135
  Less: Accumulated depreciation                                                                                  3,354
-------------------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                                                       67,781
-------------------------------------------------------------------------------------------------------------------------

OTHER
  Intangibles, net (Note 3)                                                                                     192,648
-------------------------------------------------------------------------------------------------------------------------

TOTAL OTHER                                                                                                     192,648
-------------------------------------------------------------------------------------------------------------------------


TOTAL ASSETS                                                                                                   $474,549
=========================================================================================================================

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                                      CONSOLIDATED BALANCE SHEET


December 31,                                                                                                     1997
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Checks issued against future deposits                                                                   $ 44,821
       Accounts payable                                                                                         248,666
       Notes payable (Note 4)                                                                                    25,449
       Due to shareholders (Note 6)                                                                              10,255
       Accrued interest payable                                                                                     235
       Note payable-employee (Note 5)                                                                            11,669
-------------------------------------------------------------------------------------------------------------------------

       TOTAL CURRENT LIABILITIES                                                                                341,095
-------------------------------------------------------------------------------------------------------------------------


LONG TERM DEBT
       Note payable - employees (Note 5)                                                                         85,027
       Due to shareholders (Note 6)                                                                              24,400
       Note payable (Note 4)                                                                                     27,505
-------------------------------------------------------------------------------------------------------------------------

       TOTAL LONG TERM DEBT                                                                                     136,932
-------------------------------------------------------------------------------------------------------------------------


Commitments (Note 11)

STOCKHOLDERS' EQUITY (Note 8)
       Common stock, $.01 par value, 50,000,000 authorized
                 3,113,450 issued and outstanding                                                                31,134
       Additional paid in capital                                                                               419,616
       Accumulated deficit                                                                                      (95,178)
       Less stock subscription receivable                                                                      (359,050)
-------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                                             (3,478)
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                     $474,549
=========================================================================================================================

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                            CONSOLIDATED STATEMENT OF OPERATIONS


Year ended December 31,                                                                                            1997
------------------------------------------------------------------------------------------------------------------------
SALES                                                                                                        $  476,226
------------------------------------------------------------------------------------------------------------------------

COST OF GOODS SOLD                                                                                              139,012
------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                                                    337,214
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
       Selling,general and administrative                                                                       427,890
       Depreciation and amortization                                                                             15,883
------------------------------------------------------------------------------------------------------------------------

       TOTAL OPERATING EXPENSES                                                                                 443,773
------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
       Interest income                                                                                           16,719
       Interest expense                                                                                          (5,338)
------------------------------------------------------------------------------------------------------------------------

       TOTAL OTHER INCOME (EXPENSE)                                                                              11,381
------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                                        (95,178)
------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER COMMON SHARE                                                                      $     (.04)
------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                                   $2,452,839
========================================================================================================================


       See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                         Common Stock          Additional                       Stock
                                                    ----------------------        paid-in   Accumulated  Subscription
                                                    Shares          Amount        capital       deficit    Receivable  Total
===============================================================================================================================

BALANCE, January 1, 1997                                   -   $         -   $         -   $         -   $       -   $       -

Acquisition of Microtech                             800,889         8,009        41,991                         -      50,000

Issuance of common stock                           2,312,561        23,125       377,625                  (359,050)     41,700

Net loss                                                   -             -             -       (95,178)          -     (95,178)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1997                         3,113,450   $    31,134   $   419,616   $   (95,178)   $(359,050)  $ (3,478)
===============================================================================================================================

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                            CONSOLIDATED STATEMENT OF CASH FLOWS


Year ended December 31,                                                           1997
===========================================================================================
OPERATING ACTIVITIES
  Net loss                                                               $       (95,178)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING ACTIVITIES:
  Depreciation and amortization                                                   15,883
  Provision for doubtful accounts                                                 34,956
  (INCREASE) DECREASE IN ASSETS
    Accounts receivable                                                         (105,234)
    Accrued interest receivable                                                  (15,785)
  INCREASE (DECREASE) IN LIABILITIES
    Accounts payable                                                             118,320
    Accrued interest payable                                                         235
-------------------------------------------------------------------------------------------

  NET CASH USED IN OPERATING ACTIVITIES                                          (46,803)
-------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisition of property and equipment                                          (34,154)
  Covenant not to compete                                                        (15,000)
-------------------------------------------------------------------------------------------

  CASH USED IN INVESTING ACTIVITIES                                              (49,154)
-------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Increase in checks issued against future deposits                               44,821
  Proceeds of loans from shareholders                                             40,255
  Proceeds of loans from employees                                                46,600
  Repayment of note payable                                                      (24,009)
  Repayment of shareholder note                                                   (5,600)
  Repayments of employee notes                                                   (31,110)
  Proceeds from issuance of common stock                                          25,000
-------------------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                             95,957
-------------------------------------------------------------------------------------------

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                            CONSOLIDATED STATEMENT OF CASH FLOWS


Year ended December 31,                                                             1997
==========================================================================================
INCREASE IN CASH AND CASH EQUIVALENTS                                                  -

  CASH AND CASH EQUIVALENTS, beginning of period                                       -
------------------------------------------------------------------------------------------

  CASH AND CASH EQUIVALENTS, end of period                                   $         -
==========================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the year for interest                                     $     4,169

  Shares issued in exchange for note receivable                                  359,050
------------------------------------------------------------------------------------------

  NONCASH INVESTING ACTIVITY

    ACQUISITION:

     Stock issued for acquisition                                            $    16,700

     Book value of assets acquired less liabilities assumed                      (77,715)
------------------------------------------------------------------------------------------

                                                                                  94,415

    Acquisition costs                                                             45,762
------------------------------------------------------------------------------------------

    Goodwill                                                                 $   140,177
=========================================================================================


    See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES


                 BASIS OF                     The consolidated financial statements include the statements of Next Generation
                 PRESENTATION                 Media Corporation (the "Company") and its wholly owned subsidiary Independent
                                              News, Inc.  All intercompany transactions have been eliminated.


                 BUSINESS                     The Company operates a newspaper publishing business distributing free
                 DESCRIPTION                  newspapers, supported by local advertising in New Jersey.  Primarily all of its customers are located in New Jersey.


                 RISK AND                     The publishing industry is highly competitive. The Company's revenue consists of
                 UNCERTAINTIES                amounts received for advertising space in the newspaper. Publication of the newspaper is dependent on future advertising revenue or obtaining additional outside financing.  Management believes that it can continue to meet working capital requirements as they arrive.


                 USE OF ESTIMATES             The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions, particularly regarding valuation of accounts receivable, recognition of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.


                 CONCENTRATION                Financial instruments that potentially subject the Company to concentrations of
                 OF CREDIT RISK               credit risk consist primarily of cash and accounts receivable.  The Company maintains its cash in bank deposit accounts, the balances of which, at times, may exceed Federally insured limits. Exposure to credit risk is reduced by placing such deposits in high quality financial institutions.


                 PROPERTY AND                 Property and equipment are recorded at cost. Depreciation is computed by using
                 EQUIPMENT                    both straight-line and accelerated methods over the estimated useful lives of the assets.

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES



                 EARNINGS (LOSS)              Loss per share for the years ended December 31, 1997, has been computed using the
                 PER COMMON SHARE             weighted average number of shares outstanding.  The outstanding stock options were not considered in the computation because their inclusion would have been anti-dilutive.

                 INCOME                       Income taxes are calculated using the liability method specified by Statement of
                 TAXES                        Financial Accounting Standards No. 109, "Accounting for Income Taxes".  Deferred
                                              income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes.  The net deferred tax asset is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized.


                 RECENT                       In March 1997, the Financial Accounting Standards Board issued Statement of
                 ACCOUNTING                   Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128").  SFAS 128
                 PRONOUNCEMENTS               provides a different method of calculating earnings per share than is currently used in APB Opinion 15.  SFAS 128 provides for the calculation of basic and dilut ed earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share.  The
                                              Company adopted the provisions for computing earnings per share set forth in SFAS
                                              128 in December 1997.  There is no difference in basic and diluted earnings per share.

                                              In June 1997, the Financial Accounting Standards No. 130 Reporting Comprehensive
                                              Income ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, SFAS
                                              130 requires that all items that are required to be recognized under current accounting standards as components of

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES


                                              comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                              Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                              Both SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated.  Management believes the impact, if any, would not be material to the financial statement disclosures.  Results of operations and financial position, however, will be unaffected by implementation of these standards.

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 1.   PROPERTY AND            Property and equipment consists
                      EQUIPMENT               of the following:

                                              December 31,                                                                1997
                                              ==================================================================================

                                              Computers and office equipment                                       $    68,935
                                              Leasehold improvements                                                     2,200
                                              ----------------------------------------------------------------------------------

                                                                                                                        71,135
                                              Less accumulated depreciation                                              3,354
                                              ----------------------------------------------------------------------------------

                                                                                                                   $    67,781
                                              ==================================================================================
                                              Depreciation charged to operations was $3,354

                 2.   INTANGIBLE              Intangible assets consist of the
                      ASSETS                  following items:

                                              December 31,                                                                1997
                                              ==================================================================================

                                              Goodwill (Note 7)                                                        190,177
                                              Covenant not to compete                                                   15,000
                                              ----------------------------------------------------------------------------------

                                                                                                                       205,177
                                              Less accumulated amortization                                             12,529
                                              ----------------------------------------------------------------------------------

                                              Intangible assets, net                                              $    192,648
                                              ==================================================================================

                                        The covenant not to compete is being
                                        amortized on a straight line basis
                                        over its contractual term of four years.

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 3.   NOTES                   Notes payable consist of the
                      PAYABLE                 following:

                                              December 31,                                                                1997
                                              ==================================================================================

                                              Note to a factor with interest
                                                at 8%, secured by the Company's
                                                assets, due January 1, 1999                                       $     27,505

                                              Note to a factor with interest at
                                                the lender's prime rate, secured
                                                by the Company's assets, due
                                                on April 15, 1996                                                       25,449
                                              ----------------------------------------------------------------------------------

                                                                                                                        52,954
                                              Less current portion                                                      25,449
                                              ----------------------------------------------------------------------------------

                                                                                                                  $     27,505
                                              ==================================================================================


                                              Maturities of notes payable are as follows:

                                              December 31,
                                              ==================================================================================

                                              1998                                                                $     25,449
                                              1999                                                                      27,505
                                              ----------------------------------------------------------------------------------

                                                                                                                  $     52,954
                                              ==================================================================================

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 4.   NOTES PAYABLE -         Notes payable - employees are
                      EMPLOYEES               loans for working capital
                                              purposes.  The notes bear no
                                              interest and are due as  follows:

                                              December 31,
                                              ==================================================================

                                              1998                                                $     11,669
                                              1999                                                      85,027
                                              ------------------------------------------------------------------

                                                                                                  $     96,696
                                              ==================================================================



                 5.   RELATED               Amounts due to shareholders and
                      PARTY                 employees represent funds advanced
                      TRANSACTIONS          to the Company for working capital,
                                            and reimbursements due for expenses
                                            paid on the Company's behalf.


                 6.   INCOME                Significant components of the
                      TAXES                 Company's deferred tax assets at
                                            December 31, 1997, are as follows:

                                              December 31,                                                                1997
                                              ==================================================================================

                                              Deferred tax assets
                                                Net operating loss carryforwards for
                                                 income tax purposes                                              $     13,000

                                                Reserve for doubtful accounts                                            8,500
                                              ----------------------------------------------------------------------------------

                                              Total deferred tax assets                                                 21,000

                                                Less valuation allowance                                               (21,500)
                                              ----------------------------------------------------------------------------------

                                              Total                                                               $          -
                                              ==================================================================================

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              Management has provided a valuation allowance for net deferred tax assets as of
                                              December 31, 1997, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

                                              At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $65,000, which are available to offset future federal taxable income, if any, through 2012.

                                              The Company's estimated effective tax rate for the year ended December 31, 1997 is -0-.  The rate is lower than federal and state statutory rates due to the existence of net operating losses.


                 7.   STOCKHOLDERS'           At December 31, 1997, stock subscriptions receivable amounts to $359,050 and
                      EQUITY                  bears interest at 5.83%.  Total interest income was $16,719 for the year ended
                                              December 31, 1997.  Proceeds from the note were used to purchase 2,150,000 shares of the Company.

                                              On March 19, 1997 the Board of Directors of the Company approved a 1 for 10 reverse stock split of common stock.  The change in the Company's common stock for the reverse stock split has been given retroactive effect for all periods presented.

                                              As of December 31, 1997, 37,500 stock options were granted to an unrelated third party and are exercisable at $.60 per share anytime prior to December 31, 1999.
                                              The options were not granted in exchange for good or services rendered, accordingly, the Company did not record Compensation expense.


                 8.   PURCHASE OF             On February 6, 1997, an unrelated third party purchased 85.72% of the outstanding
                      MICROTECH               stock of Microtech Industries, Inc., from its majority shareholder for $50,000 in
                      INDUSTRIES              cash.  Effective March 31, 1997 Microtech Industries changed its name to Next
                                              Generation Media Corporation. Current management believes that prior  to February
                                              6, 1997, the Company was a "shell" company for at least five years without assets and liabilities.  Current management is unaware of any operating history of the Company prior to

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                              February 6, 1997.  As a result of the transaction, goodwill of $50,000 was recorded and is being amortized on a straight line basis over ten years.
                                              Accumulated amortization amounted to $5,583 at December 31, 1997.


                 9.   ACQUISITION             On September 29, 1997, Pompton Valley Publishing Co. (PVP) sold to Independent
                      OF POMPTON              News, Inc. (INI) all of its tangible property, all accounts receivable, all
                      VALLEY                  intellectual property, certain contracts and all other business property.  INI
                      PUBLISHING CO.          assumed certain liabilities of PVP.  In addition to the assumption of certain liabilities, INI also paid PVP $15,000 in cash for a covenant not to compete and
                                              100,000 shares of the Company's common stock.  The shares were valued at $16,700 based on a recent stock sale.  The acquisition was accounted for as a purchase.
                                              In conjunction with this transaction the Company has recorded approximately
                                              $140,000 of goodwill which is being amortized on a straight line basis over 5 years.

                                              The following unaudited pro forma summary presents the combined results of operations of the Company and the acquired business, as if the acquisition had occurred at the beginning of 1997.  The pro forma amounts give effect to certain
                                              adjustments, including the amortization of intangibles.   This pro forma summary
                                              does not necessarily reflect the results of operations as they would have been if the businesses had constituted a single entity during such periods and is not necessarily indicitive of results which may be obtained in the future.

                                                                    (UNAUDITED)
                 Year ended December 31,                                  1997
                 --------------------------------------------------------------
                 Net sales                                          $1,549,042
                 Net (Loss)                                           (183,896)
                 (Loss) per common share                                  (.07)
                 ==============================================================

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 10.  COMMITMENTS             The Company entered into a lease
                      AND                     for office space in Pompton Lakes,
                      CONTINGENCIES           New Jersey.  The lease is a five
                                              year lease commencing on January
                                              1,1998.  Annual future minimum
                                              lease payments under this
                                              operating lease are as follows:

                                              Year ending December 31,
                                              =============================================================================
                                              1998                                                           $     21,600
                                              1999                                                                 21,600
                                              2000                                                                 21,600
                                              2001                                                                 23,760
                                              2002                                                                 23,760
                                              -----------------------------------------------------------------------------

                                                                                                             $    112,320
                                              =============================================================================


                                     For the period ended December 31, 1997,
                                     the Company occupied office space in
                                     another location on a month to month
                                     arrangement.  Rent expense for the
                                     period ended December 31, 1997 was $2,550.

                                     The Company also leases telephones and
                                     computer equipment under operating
                                     leases.  Annual future minimum lease
                                     payments under these operating leases
                                     are as follows:

                                              Year ending December 31,
                                              =================================================================================
                                              1998                                                                $     11,290
                                              1999                                                                       3,912
                                              2000                                                                       3,260
                                              ---------------------------------------------------------------------------------
                                                                                                                  $     18,462
                                              =================================================================================

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 11.  SUBSEQUENT              On March 18, 1998 the Company signed an agreement to acquire all of the
                      EVENTS                  outstanding Series C Preferred Stock and certain subordinated debt totaling
                                              $1,034,000 in UNICO, Inc. ("Unico"), pending approval by 100% of the debt holders and preferred shareholders.  In exchange for Unico's preferred stock and debt, the company will pay $100,000 and issue 250,000 shares of callable, cumulative, preferred stock with a $5 face value.  In addition, each 1.5 preferred shares shall be accompanied by one warrant to purchase common shares.  Such warrants will have an exercise price of $.16 and be valid for 5 years from the date of issue.  In conjunction with this transaction, the Company has agreed to acquire all of the outstanding common stock of United Coupon Corporation ("United"), a wholly owned subsidiary of Unico, pending approval of Unico's shareholders in
                                              April 1998.  In exchange for such shares, the Company shall issue 200,000 common shares.  United had sales of $5,800,000 and an after tax loss of $(407,000) for their fiscal year ended December 31, 1997.

                                              Pending approval of the purchase of the Unico preferred stock and debts, the
                                              Company agreed to issue 70,000 preferred shares , issue 250,000 warrants, and transfer ownership of the preferred stock and debt in Unico to T.C. Capital Ltd.
                                              of the Bahamas in exchange for $350,000. Such preferred shares shall have a redemption price of $5 per share, pay a  cumulative dividend of $.50 per share, and be redeemable at the sole option of the holder within nine months from their date of issue.  The warrants will have an exercise price of $0.16 and be valid for five years from the date of issue.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
  ON FINANCIAL STATEMENT SCHEDULE



NEXT GENERATION MEDIA CORPORATION

The audit referred to in our report to NEXT GENERATION MEDIA Corporation, dated April 13, 1998 which is contained in Item 8 of this Form 10-K, includes the audit of the financial statement schedule listed in the accompanying index for the year ended December 31, 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audit.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.




                                                                BDO Seidman, LLP


Washington, D.C.
April 13, 1998

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                                                     SCHEDULE II



                       VALUATION AND QUALIFYING ACCOUNTS


                                                        Balance at     Charged to
                                                      Beginning of      Costs and                            Balance at
                                                              Year       Expenses           Deduction       End of Year
--------------------------------------------------------------------------------------------------------------------------
Description

  Allowance for doubtful
    accounts receivable                              $  13,500         $   29,060             $    -           $   42,560
==========================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The directors and executive officers of the Company are as follows:

 Name                              Age                    Position
 ----                              ---                    --------

Lawrence Grimes                    43                     President and
                                                           Director

Kenneth Brochin                    46                     Secretary/Treasurer and
                                                           Director

Joel Sens                          33                     Director

Jeffrey Sens                       33                     Director

David Grossman                     48                     Director

    Officers are appointed by and serve at the discretion of the Board of Directors. Each officer has served since 1997. Each director holds office until the next annual meeting of stockholders or until a successor has been duly elected and qualified.

    Lawrence Grimes has been the Company's President and a director since February 1997. Mr. Grimes is the principal of W.B. Grimes & Co., a newspaper brokerage business in Maryland with business throughout the United States.

    Kenneth Brochin has been the Company's Secretary and Treasurer and a director of the Company since February 1997. Dr. Brochin has been a dentist in private practice for the past 22 years and is a Clinical Assistant Professor at the Medical College of Ohio. Dr. Brochin is also a director and President-elect of the Jewish Family Service Agency of Toledo. Dr. Brochin and Joel Sens are brothers-in-law.

    David Grossman has been a director of the Company since February 1997. Dr. Grossman has been an internist in private practice for over 20 years and has been the Medical Director for the city of Toledo, Ohio for the past four years. Dr. Grossman is also a director of the Lucas County Mental Health Board, the Jewish Family Service Agency of Toledo and the East Toledo Family Center.

    Jeffrey Sens has been a director of the Company since February 1997. Mr. Sens is the Director of Operations for Top Driver, Inc., a national driving school business based in New York City. Prior to working at Top Driver, Mr. Sens held a variety of senior operations management positions with prominent consumer goods companies such as RJR Nabisco Corporation, Sara Lee Corporation and President International Corp. Mr. Sens has a B.Sc. in industrial engineering from the University of Toledo and an MBA from Clemson University. Mr. Sens is a director of Palmetto Industries International Inc., a diversified manufacturer and supplier of bulk packaging products for chemical and pharmaceutical companies that Mr. Sens co-founded. Mr. Sens is the brother of Joel Sens.

    Joel Sens has been a director of the Company since March 1997. Mr. Sens is an entrepreneur engaging in, among other things, transactions involving the purchase and sale of barter and other businesses. In addition to these other activities, Mr. Sens, who is the principal shareholder in the Company, assisted the Company without compensation in the structuring of its acquisition through INI of its community newspaper business and has also participated in the structuring and negotiation of other transactions that were not or have not yet been consummated. Mr. Sens is also a director of INI, the Company's sole operating subsidiary.

    On February 29, 1996, Joel Sens pled guilty in the federal court for the Eastern District of Virginia to one count of failing to disclose the existence of an asset worth approximately $7,000 on a statement of assets filed in a personal bankruptcy case that had been subsequently voluntarily dismissed by Mr. Sens. Mr. Sens received one year of probation and a fine of $1,000.

ITEM 11.       EXECUTIVE COMPENSATION.

    None of the executive officers of the Company received or accrued any compensation in fiscal year 1997. The Company currently does not pay or accrue salaries or fees to directors.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth, as of January 16, 1998, certain information as to the beneficial ownership of the common stock of (i) each of the Company's directors and executive officers, (ii) directors and executive officers as a group and (iii) all persons known by the Company to be the beneficial owners of more than five percent of the outstanding common stock.

 NAME OF BENEFICIAL         ADDRESS OF BENEFICIAL OWNER          AMOUNT AND NATURE         PERCENT OF
 OWNER                                                           OF BENEFICIAL             COMMON
                                                                 OWNERSHIP                 STOCK(1)

 Lawrence Grimes            P.O. Box 442                         89,820 common shares      2.9%
                            Clarksburg, MD 20871

 Kenneth Brochin            2347 Underhill Road                  350,000 common shares     11.1%
                            Toledo, OH  43615
 David Grossman             5666 Ginger Tree Road                74,850 common shares      2.4%
                            Toledo, OH  43623

 Jeffrey Sens               Top Driver                           44,910 common shares      1.4%
                            717 Fifth Avenue, 4th floor
                            New York, NY  10022

 Joel Sens                  900 N. Stafford Street               2,045,929 common shares   64.9%
                            Suite 2003
                            Arlington, VA  22203
 Executive officers and                                          2,605,509 common shares   82.7%
 directors as a group (5
 persons)

(1) Percent is rounded to one decimal place. Ownership percentages assume exercise of 37,500 warrants described in Item 5.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On April 1, 1997, the registrant consummated a transaction with Joel Sens whereby Mr. Sens was issued 2,150,000 shares of common stock in exchange for a secured promissory note in the principal amount of $359,050, bearing interest at the rate of 5.83%. The principal shall be due in full on April 1, 2000. Interest is due annually on April 1. Mr. Sens' obligations under this note are secured by a pledge to the Company of the purchased shares.

    On September 29, 1997, INI, a wholly-owned subsidiary of the Company, assumed certain liabilities and contracts of Pompton Valley and purchased all of the assets of Pompton Valley relating to or used by Pompton Valley in connection with Pompton Valley's community newspaper publishing business. Mr. Lawrence Grimes, the President and a director of the registrant, acted on behalf of Pompton Valley as broker in the negotiation and consummation of this transaction. In accordance with applicable Nevada law, the nature of Mr. Grimes' relationship with Pompton Valley was fully disclosed to the directors of the Company, and Mr. Grimes' vote was not counted for purposes of the registrant's authorization of this transaction. Pursuant to the related asset purchase agreement, INI agreed to pay any and all fees for services rendered by Mr. Grimes to Pompton Valley.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

  EXHIBIT
   NUMBER                        DESCRIPTION                                       LOCATION
   ------                        -----------                                       --------


     3.1      Articles of Incorporation (under the name           Included herein.
              Micro Tech Industries Inc.)

     3.2      Amendment to the Articles of                        Incorporated by reference in the
              Incorporation                                       filing of the Company's quarterly
                                                                  report on Form 10-Q filed on May
                                                                  15, 1997.


     3.3      Bylaws of the Company (under the name               Included herein.
              Micro Tech Industries Inc.)


    10.1      Stock Purchase Agreement dated February             Incorporated by reference in the
              6, 1997 between Joel Sens and Pocotopaug            filing of the Company's current
              Investment, Inc.                                    report on Form 8-K filed on
                                                                  February 10, 1997.

    10.2      Promissory Note and Pledge and Security             Incorporated by reference in the
              Agreement, each dated April 1, 1998                 filing of the Company's quarterly
              between Joel Sens and the Company.                  report on Form 10-Q filed on August
                                                                  14, 1997.


    10.3      Asset Purchase Agreement dated                      Incorporated by reference in the
              September 29, 1997, among Independent               filing of the Company's current
              News, Inc., Next Generation Media Corp.,            report on Form 8-K filed on October
              Pompton Valley Publishing Co., Joseph               8, 1997.
              Nicastro and Joseph Pellegrino.

    21.1      Subsidiaries of the Registrant                      Included herein.


    24.1      Power of Attorney                                   Included on the signature page
                                                                  hereto.


    27.1      Financial Data Schedule                             Included herein.


    The registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEXT GENERATION MEDIA CORP.


Date:  April 15, 1998                   By:  /s/  Larry Grimes
                                           ---------------------------------
                                           Lawrence Grimes, President
                                           (principal executive officer)


Date:  April 15, 1998                   By:  /s/  Kenneth Brochin
                                           ---------------------------------
                                           Kenneth Brochin, Secretary and
                                           Treasurer (principal financial
                                           officer)

         KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Larry Grimes and Kenneth Brochin, and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-K, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.

Signature                                          Title                                      Date
---------                                          -----                                      ----

/s/ Larry Grimes                           President and Director                    April 15, 1998
------------------
Lawrence Grimes

/s/ Kenneth Brochin                        Secretary, Treasurer and                  April 15, 1998
---------------------                      Director
Kenneth Brochin

/s/ David Grossman                         Director                                  April 15, 1998
--------------------
David Grossman

/s/ Jeffrey Sens                           Director                                  April 15, 1998
------------------
Jeffrey Sens

/s/ Joel Sens                              Director                                  April 15, 1998
---------------
Joel Sens

                               INDEX OF EXHIBITS

     EXHIBIT
     NUMBER                        DESCRIPTION                                LOCATION/PAGE NUMBER
     ------                        -----------                                --------------------


      3.1        Articles of Incorporation (under the name Micro     Page
                 Tech Industries Inc.)



      3.2        Amendment to the Articles of Incorporation          Incorporated by reference in the filing of
                                                                     the Company's Form 10-Q for the first
                                                                     quarter, 1997, filed on May 15, 1997.


      3.3        Bylaws of the Company


      10.1       Stock Purchase Agreement dated February 6, 1997     Incorporated by reference in the filing of
                 between Joel Sens and Pocotopaug Investment,        the Company's Form 8-K, filed on February
                 Inc.                                                10, 1997.




      10.2       Promissory Note and Pledge and Security             Incorporated by reference in the filing of
                 Agreement, each dated April 1, 1998 between Joel    the Company's Form 10-Q for the second
                 Sens and the Company.                               quarter, 1997, filed on August 14, 1997.


      10.3       Asset Purchase Agreement dated September 29,        Incorporated by reference in the filing of
                 1997, among Independent News, Inc., Next            the Company's Form 8-K, filed on October 8,
                 Generation Media Corp., Pompton Valley              1997.
                 Publishing Co., Joseph Nicastro and Joseph
                 Pellegrino.


      21.1       Subsidiaries of the Registrant                      Page


      24.1       Power of Attorney                                   Page


      27.1       Financial Data Schedule                             Page