Form 10-Q/A
period 1997-09-30
NEXT GENERATION MEDIA CORP
filed 1998-06-01
CIK 356292

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997
                              -----------------------------------
                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------


Commission file number  2-74785-B
                       ------------------------------------------
                         Next Generation Media Corp.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Nevada                                        88-0169543
-------------------------------                      ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                         900 N. Stafford St., Suite 2003
                               Arlington, VA 22203
                    -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes        No   X
    -----     ------

        The total number of issued and outstanding shares of the issuer's common stock, par value $0.01, as of September 30, 1997 was 3,050,950.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Financial Information
Next Generation Media

Balance Sheet
September 30, 1997

Current Assets
           Accrued Interest Receivable                    $  10,509
           Accounts Receivable                            $  89,209
           Prepaid Expenses                               $   2,836
                                                          ---------
                                                          $ 102,554

Property and Equipment                                    $  39,300

Goodwill, net of amortization of $3,333                   $ 263,865

Total Assets                                              $ 405,719

Liabilities and Stockholders' Equity
Current Liabilities
           Checks Issued Against Future Deposits          $   7,341
           Current Portion of Long Term Debt              $  25,000
           Accounts Payable                               $ 190,938
           Accrued Interest Payable                       $     134
                                                          ---------
                                                          $ 223,413

Other Liabilities
           Long Term Debt, Net of Current Portion         $  76,229
           Due to Stockholders                            $  74,040
                                                          ---------
                                                          $ 150,269

Total Liabilities                                         $ 373,682

Stockholder's Equity
           Common stock $.01 par value - shares
           authorized 50,000,000; outstanding 2,950,889   $  30,509
           Additional Paid in capital                     $ 475,330
           Less:  Note receivable-shareholder             $(359,050)
           Accumulated deficit                            $(114,752)
                                                          ---------
Net stockholders' Equity                                  $  32,037

Total liabilities and Stockholders' Equity                $ 405,719

Statement of Net Loss and Accumulated Deficit
For the Nine months ended September 30, 1997

                                              Three months ended  Nine Months ended
REVENUE                                        September 30,1997  September 30, 1997
           Interest Income                       $     5,580        $    11,443
TOTAL REVENUE                                    $     5,580        $    11,443

EXPENSES
           Professional Services                 $    16,653        $    58,567
           Amortization of Goodwill                    1,250              3,333
           Interest Expense                              405              1,698
                                                -------------------------------
TOTAL EXPENSES                                   $    18,308        $    63,598

NET GAIN (LOSS)                                  $   (12,728)       $   (52,155)

Deficit, Beginning of Period                     $  (102,024)       $   (80,089)
Deficit, End of Period                           $  (114,752)       $  (132,244)

Gain (Loss) per share                            $    (0.004)       $    (0.022)

Weighted Average common shares outstanding       $ 2,950,889        $ 2,334,222

Statement of Cash Flows
For the Nine months ended September 30, 1997

Cash flows from operating activities
Net Gain (Loss)                                                      $ (34,663)
Adjustments to reconcile net loss to net
   cash used by operating activities
           Amortization                                              $   3,333
           Increase in accrued interest receivable                   $ (10,509)
           Increase in accounts payable                              $  79,267
           Increase in note payable                                  $   4,000
           Increase in accrued interest payable                      $     134
                                                                     ---------

Net cash provided by operating activities                            $  41,562

Cash flows from Investing activities
           Acquisition Costs                                         $ (41,562)
           Purchase Covenant not to Compete                          $ (15,000)
                                                                     ---------

Net cash used by investing activity                                  $ (56,562)

Cash flows from financing activities
           Proceeds from note payable                                $  15,000


Net change in cash and cash equivalents                              $     -

Cash and cash equivalents, December 31, 1996                         $     -


SUPPLEMENTAL DISCLOSURES

Noncash investing activities

Acquisition:

Issue common shares in exchange for
  assets of Pompton Valley Publishing                                $  16,700
Book value of assets acquired less book
  value of liabilities assumed                                       $(118,667)
                                                                     ---------
                                                                     $ 135,367

Acquisition costs                                                    $  41,562
Fair market value adjustment upon acquisition                        $  25,269
                                                                     ---------

                                                                     $ 202,198

Next Generation Media
Note to Financial Statements

1.  Business Combination

On September 29, 1997, Pomptom Valley Publishing Company (PVP) sold to Independent News, Inc. (INI), a wholly owned subsidiary of Next Generation Media Corp. (the Company), all of its tangible property, all accounts receivable, all intellectual property, certain contracts, and all other business property. INI assumed certain liabilities of PVP, paid PVP $15,000 in cash for a covenant not to compete, and issued to PVP 100,000 shares of the Company's common stock. This acquisition was accounted for as a purchase and consequently the Company recorded approximately $140,000 of goodwill which is being amortized on a straight line basis over 5 years.

The following pro forma summary presents the combined results of operations of the Company and the acquired business as if the acquisition had occurred at the beginning of 1997. The pro forma amounts give effect to certain adjustments, including the amortization of intangibles. This pro forma summary does not necessarily reflect the results of operations as they would have been if the businesses had constituted a single entity during such periods and is not necessarily indicative of result which may be obtained in the future.

Nine months ended September 30,                     1997
---------------------------------------------------------------
Net sales                                          $  1,072,816
Net (loss)                                         $   (123,389)
(Loss) per common share                            $     (.06)

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits:

               Exhibit 27    Financial Data Schedule

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEXT GENERATION MEDIA CORP.



Date: May 26, 1998                  By:   s/s  Larry Grimes
                                       -----------------------------
                                       Larry Grimes, President
                                       (Duly Authorized Officer)



Date: May 26, 1998                  By:   s/s  Kenneth Brochin
                                       -----------------------------
                                       Kenneth Brochin, Treasurer
                                       (Principal Financial Officer)

                                  EXHIBIT INDEX

                                                            Sequentially
                                                              Numbered
Exhibit                      Description                        Page
-------                      -----------                    ------------


27      --            Financial Data Schedule