Form 10QSB
period 1998-03-31
NEXT GENERATION MEDIA CORP
filed 1998-06-15
CIK 356292

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998
                                --------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------
Commission file number  2-74785-B
                        ---------

                           Next Generation Media Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                      88-0169543
-------------------------------                      -------------------
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

                        --------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No    X
    --------      --------

            The total number of issued and outstanding shares of the registrant's common stock, par value $0.01, as of April 1, 1998 was 3,113,450.

            Transitional Small Business Disclosure Format (Check one):

Yes        No    x
     -----     -----

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                                                                                December 31,               March 31,
                                                                                   1997                     1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
   Accounts receivable, less allowance for doubtful
     accounts of $42,560                                                        $ 198,335                  $ 182,670
   Accrued interest receivable                                                     15,785                     20,946
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                              214,120                    203,616
-----------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                             71,135                    101,752
   Less: Accumulated depreciation                                                  (3,354)                    (7,474)
-----------------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                         67,781                     94,278
-----------------------------------------------------------------------------------------------------------------------

OTHER
   Intangibles, net                                                               192,648                    222,684
-----------------------------------------------------------------------------------------------------------------------







TOTAL ASSETS                                                                      474,549                  $ 520,578
=======================================================================================================================

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                                      CONSOLIDATED BALANCE SHEET

================================================================================

                                                                                                 December 31,             March 31,
                                                                                                     1997                     1998
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Checks issued against future deposits                                                        $  44,821                 $  23,251
   Accounts payable                                                                               248,666                   325,689
   Notes payable                                                                                   25,449                    20,115
   Due to shareholders                                                                             10,255                    10,255
   Accrued interest payable                                                                           235                       344
   Note payable-employee                                                                           11,669                    11,669
-----------------------------------------------------------------------------------------------------------------------------------

   TOTAL CURRENT LIABILITIES                                                                      341,095                   391,313
-----------------------------------------------------------------------------------------------------------------------------------

LONG TERM DEBT
   Note payable - employees                                                                        85,027                    24,190
   Due to shareholders                                                                             24,400                    41,880
   Note payable                                                                                    27,505                    87,505
-----------------------------------------------------------------------------------------------------------------------------------

   TOTAL LONG TERM DEBT                                                                           136,932                   153,575
-----------------------------------------------------------------------------------------------------------------------------------

Commitments

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, 50,000,000 authorized
     3,113,450 issued and outstanding                                                              31,134                    31,134
   Additional paid in capital                                                                     419,616                   419,616
   Accumulated deficit                                                                            (95,178)                 (116,010)
   Less stock subscription receivable                                                            (359,050)                 (359,050)
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                               (3,478)                  (24,310)
-----------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                                        474,549                 $ 520,578
===================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                            CONSOLIDATED STATEMENT OF OPERATIONS

================================================================================

Three months ended March 31,                                                                     1997                          1998
-----------------------------------------------------------------------------------------------------------------------------------
SALES                                                                                     $         -                   $   434,896
-----------------------------------------------------------------------------------------------------------------------------------
COST OF GOODS SOLD                                                                                  -                       160,636
-----------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                                        -                       274,260
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Selling, general and administrative                                                              -                       286,835
   Depreciation and amortization                                                                    -                        13,320
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                                                                         -                       309,155
-----------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                                                                -                       (34,895)
-----------------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
   Interest income                                                                                  -                         5,161
   Interest expense                                                                                 -                           (99)
-----------------------------------------------------------------------------------------------------------------------------------
   TOTAL OTHER INCOME (EXPENSE)                                                                     -                         5,062
-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                                  $         -                   $   (20,833)
-----------------------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER COMMON SHARE                                                   $         -                   $     (.007)
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                                    800,389                     3,113,450
===================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

================================================================================

Three months ended March 31,                                                                         1997                      1998
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net loss                                                                                             -                   (20,833)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                                                                        -                    13,320
   (INCREASE) DECREASE IN ASSETS
     Accounts receivable                                                                                -                    15,665
     Accrued interest receivable                                                                        -                    (5,161)
   INCREASE (DECREASE) IN LIABILITIES
     Accounts payable                                                                                   -                    77,023
     Accrued interest payable                                                                           -                        99
-----------------------------------------------------------------------------------------------------------------------------------

   NET CASH USED IN OPERATING ACTIVITIES                                                                -                   (80,113)
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Acquisition of property and equipment                                                                -                   (30,617)
   Deferred acquisition costs                                                                           -                   (39,235)
-----------------------------------------------------------------------------------------------------------------------------------

   CASH USED IN INVESTING ACTIVITIES                                                                    -                   (69,852)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Increase in checks issued against future deposits                                                    -                   (21,570)
   Proceeds of loans from shareholders                                                                  -                    36,822
   Proceeds of note payable                                                                             -                    60,000
   Repayment of note payable                                                                            -                    (5,334)
   Repayment of shareholder note payable                                                                -                   (19,342)
   Repayments of employee notes payable                                                                 -                   (60,837)
-----------------------------------------------------------------------------------------------------------------------------------

CASH USED IN FINANCING ACTIVITIES                                                                       -                   (10,261)
-----------------------------------------------------------------------------------------------------------------------------------

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

================================================================================

Three Months ended March 31,                                                                               1997                 1998
------------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                  $      -              $    -

   Cash and cash equivalents, beginning of period                                                             -                   -
------------------------------------------------------------------------------------------------------------------------------------
   CASH AND CASH EQUIVALENTS, end of period                                                            $      -              $    -
------------------------------------------------------------------------------------------------------------------------------------


                    See accompanying notes to consolidated financial statements.

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================




BASIS OF           The consolidated financial statements include the statements
PRESENTATION       of Next Generation Media Corporation (the "Company") and its
                   wholly owned subsidiary Independent News, Inc. All significant intercompany transactions have been eliminated.

BUSINESS           The Company operates a newspaper publishing business
DESCRIPTION        distributing free newspapers, supported by local advertising in New Jersey. Primarily all of its customers are located in New Jersey.

INTERIM FINANCIAL  In the opinion of management, the interim financial
INFORMATION        information as of March 31, 1998 and for the three months
                   ended March 31, 1997 and 1998 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.
                   Results for interim periods are not necessarily indicative of results to be expected for an entire year.

RISK AND           The publishing industry is highly competitive. The Company's
UNCERTAINTIES      revenue consists of amounts received for advertising space in the newspaper. Publication of the newspaper is dependent on future advertising revenue or obtaining additional outside financing. Management believes that it can continue to meet working capital requirements as they arrive.

USE OF ESTIMATES   The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions, particularly regarding valuation of accounts receivable, recognition of liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

CONCENTRATION      Financial instruments that potentially subject the Company
OF CREDIT RISK     to concentrations of credit risk consists primarily of
                   accounts receivable.

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

EARNINGS (LOSS)    Loss per share for the three months ended March 31, 1997 and
PER COMMON SHARE   1998, has been computed using the weighted average number of shares outstanding. The outstanding stock options were not considered in the computation because their inclusion would have been anti-dilutive.

INCOME             Income taxes are calculated using the liability method
TAXES              specified by Statement of Financial Accounting Standards No.
                   109, "Accounting for Income Taxes". Deferred income tax reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The net deferred tax asset is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

RECENT             In March 1997, the Financial Accounting Standards Board
ACCOUNTING         issued Statement of Financial Accounting Standards No. 128,
PRONOUNCEMENTS     Earnings Per Share (SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. The
                   Company adopted the provisions for computing earnings per share set forth in SFAS 128 in December 1997. There is no difference in basic and diluted earnings per share.

                   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

                   required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                   Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.  INCOME TAXES   The Company, based on the information currently available, does not believe it will generate taxable income, after considering net operating loss carry-forwards, for the year ending December 31, 1998. Accordingly, the Company did not recognize an income tax benefit for the quarter ended March
                   31, 1998.

2.  PURCHASE OF    On February 6, 1997, an unrelated third party purchased
    MICROTECH      85.72% of the outstanding stock of Microtech Industries,
    INDUSTRIES     Inc., from its majority shareholder for $50,000 in cash.
                   Effective March 31, 1997 Microtech Industries changed its name to Next Generation Media Corporation. Current management believes that prior to February 6, 1997, the Company was a "shell" company for at least five years without assets and liabilities. Current management is unaware of any operating history of the Company prior to February 6, 1997. As a result of the transaction, goodwill of $50,000 was recorded and is being amortized on a straight line basis over ten years.

3.  ACQUISITION    On September 29, 1997, Pompton Valley Publishing Co. (PVP)
    OF POMPTON     sold to Independent News, Inc. (INI) all of its tangible
    VALLEY         property, all accounts receivable, all intellectual property,
    PUBLISHING     certain contracts, and all other business property. INI
    CO.            assumed certain liabilities of PVP. In addition to the
                   assumption of certain liabilities, INI also paid PVP 100,000 shares of the Company's common stock and $15,000 in cash for a covenant not to compete. The shares were valued at $16,700 based on a recent stock sale. The acquisition was accounted for as a purchase. In conjunction with this transaction the Company has recorded approximately $140,000 of goodwill which is being amortized on a straight line basis over 5 years.

                   The following unaudited pro forma summary presents the combined results of operations of the Company and the acquired business, as if the acquisition had occurred on January 1, 1997. The pro forma amounts give effect to certain adjustments, including the amortization of intangibles. This pro forma summary does not necessarily reflect the results of operations as they would have been if the businesses had constituted a single entity during such periods and is not necessarily indicative of results

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                        which may be obtained in the future.

                                                                    (UNAUDITED)
                        Three months ended March 31, 1997

                        Net sales                                    $ 357,605
                        Net loss                                       (29,575)
                        Loss per common share                             (.03)

4. SUBSEQUENT EVENTS    On March 18, 1998 the Company signed an agreement to
                        acquire all of the outstanding Series C Preferred
                        Stock and certain subordinated debt totaling
                        $1,034,000 of UNICO, Inc. ("Unico"), pending approval by 100% of the debtholders and preferred shareholders.
                        In exchange for Unico's preferred stock and debt, the Company will pay $100,000 and issue 250,000 shares of callable, cumulative, preferred stock with a $5 face value. In addition, each 1.5 preferred shares shall be accompanied by a warrant to purchase one share of the Company's common stock. Such warrants will have an exercise price of $.16 and be valid for 5 years from the date of issue. In conjunction with this transaction, the Company has agreed to acquire all of the outstanding common stock of United Coupon
                        Corporation ("United"), a wholly owned subsidiary of Unico. The sale of United by Unico is subject to Unico shareholder approval. United had sales of approximately
                        $5,800,000 and a net loss of approximately $(407,000) for the year ended December 31, 1997.

                        As part of the financing of the Company's planned acquisition of United, the Company agreed to issue 70,000 preferred shares, issue 250,000 warrants, and transfer ownership of the preferred stock in Unico to T.C. Equities Ltd. in exchange for $350,000. Such preferred shares shall have a redemption price of $5 per share, pay a cumulative dividend of $.50 per share, and be redeemable at the sole option of the holder within nine months from their date of issue. The warrants will have an exercise price of $0.16 and be valid for five years from the date of issue.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

               Management cannot fully assess material changes in the registrant's results of operations with respect to the 1998 fiscal year to March 31, 1998 from the corresponding year to date period of the preceding fiscal year, for the reasons set forth in the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

               The following discussion is based on assumptions made by management as to the registrant's results of operations and financial condition as of March 31, 1997 and for the period then ended as reported in the registrant's Quarterly Report on Form 10-Q for that period. No assurances can be given as to the accuracy of such assumptions. However, management has no knowledge of any information that would make reliance on such assumptions unwarranted.

               As of March 31, 1997, the registrant had $69,167 in total assets. As of March 31, 1998, the registrant had assets totaling $520,578. This increase is due to the acquisition by the registrant of Independent News, Inc. ("INI") in the third quarter of 1997.

               The registrant had current liabilities as of March 31, 1997 of $32,469. As of March 31, 1998, the registrant had current liabilities of $391,313. This increase is due primarily to the assumption of liabilities of INI.

               The registrant had revenues of $434,896 from operations during the period covered by this report, all of which derived from the operations of its sole operating subsidiary, INI, resulting in an operating loss of $34,895. INI engages in the community newspaper publishing business in several townships in northern New Jersey. The registrant had no income in the three month period through March 31, 1997.

               The registrant had $13,302 in professional expenses during the first fiscal quarter of 1997. During the period covered by this report, the registrant incurred expenses for professional services of $39,233.

               The registrant's principal sources of liquidity are shareholder loans. On January 15, 1998, Kenneth Brochin, a director and shareholder of the registrant ("Brochin"), loaned the registrant $20,000 that was provided to INI for working capital. On February 10, 1998, Brochin guaranteed a $60,000 loan to the registrant by Key Bank, and the loan proceeds were provided to INI for working capital. On February 11, 1998, Joel Sens, a director and shareholder of the registrant ("Sens"), loaned the registrant $5,000 to enable the registrant to engage a consulting company to develop a business plan for the registrant. On March 13, 1998, Sens loaned INI $5,000 in working capital. On March 18, 1998, Sens loaned INI $5,334.33 to pay other indebtedness of INI. The registrant expects that sales of securities and/or shareholder loans will be its principal source of future liquidity.

               The registrant had a net loss per share during the first fiscal quarter of 1997 of $0.12. During the period covered by this report, the registrant had a net loss per share of $0.007 on both a basic and diluted basis.

               On March 18, 1998, the registrant entered into a definitive agreement to acquire all of the outstanding Series C Preferred Stock and certain subordinated debt totaling $1,034,000 in UNICO, Inc. ("Unico"), pending approval by 100% of the preferred stockholders and debt holders. In exchange for Unico's preferred stock and debt, the registrant will pay $100,000 and issue 250,000 shares of callable, cumulative, preferred stock, par value $0.01 per share (the "Series A Preferred Stock").

               The Series A Preferred Stock will be redeemable at the option of the holder at a price of $6.00 per share five years from the date of issue. The Series A Preferred Stock will be callable by the registrant at $5.00 or $6.00 per share, plus accumulated dividends, depending on when the registrant offers to redeem such securities. The Series A Preferred Stock shall pay a dividend of $0.30 per share per annum for the first six months after the date of issue and $0.50 per share per annum thereafter. Dividends will accrue and not be payable until 18 months following the date of merger between a subsidiary of the registrant and United Marketing Solutions Inc. ("UMSI"), the sole operating subsidiary of Unico (see below). The Series A

Preferred Stock shall have a $5.00 per share liquidation preference. The Series A Preferred Stock will be convertible into common stock at a ratio based upon the price of common stock at the time of such conversion. In addition, each 1.5 shares of Series A Preferred Stock shall be accompanied by one warrant to purchase common shares. Such warrants will have an exercise price of $0.16 per share and be valid for five years from the date of issue.

               The Series A Preferred Stock shall vote on equal terms with the registrant's common stock with the following exceptions. The holders of the Series A Preferred Stock, as a class, shall alone be entitled to vote for the election of one director of the registrant's board of directors for the first nine months from the date of issue and shall be entitled to vote for the election of two directors of the registrant's board of directors following nine months from the date of issue. Further, in the event that the registrant proposes to engage in a sale of substantially all of its assets, merge with or into another corporation, change its primary lines of business (those businesses being the direct mail marketing business and community newspaper business), incur more than $5,000,000 in indebtedness or acquire property valued in excess of $5,000,000 and not in the ordinary course of business, such transaction must be approved in advance by at least a majority of the Series A Preferred Stock issued and outstanding at the time of such vote in addition to any other requirements for the registrant to take such action.

               The purchase of the preferred stock and debt of Unico and the issuance of the Series A Preferred Stock is the first step in a series of transactions that together are intended to result in the acquisition by the registrant of 100% of the capital stock of UMSI, a Virginia corporation engaged in the direct mail marketing business (the "Transaction"). The Transaction will take the form of a merger between UMSI and a special purpose subsidiary of the registrant, with UMSI being the surviving corporation. As of the end of the period covered by this report, the registrant had not consummated any of the transactions described above, purchased the preferred stock and certain indebtedness of Unico or issued the Series A Preferred Stock.

               The registrant's ability to consummate the Transaction is dependant upon its ability to raise additional capital, primarily through the sale of additional securities and/or shareholder loans. There can be no assurance that the registrant will be able to engage in such transactions or obtain such funds. If the registrant is unable to obtain sufficient additional funds, it will be unable to complete the Transaction, the registrant will be in breach of its contractual obligations to, among others, Unico, and the registrant's business, financial condition and results of operations will be materially adversely affected.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits:

                  Exhibit 2.1 Letter agreement dated as of March 18, 1998 among the registrant, Renaissance Capital Partners I and the Duncan-Smith Company providing for the purchase of the Series C Preferred stock and certain indebtedness of UNICO, Inc.

                  Exhibit 27       Financial data schedule.

            (b)   Reports on Form 8-K:

                  No reports on Form 8-K were filed during the period covered by this report.

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NEXT GENERATION MEDIA CORP.



Date:  June 11, 1998                   By:   /s/  Larry Grimes
                                           ---------------------------
                                     Larry Grimes, President
                                     (Duly Authorized Officer)



Date:  June 11, 1998                   By:   /s/  Kenneth Brochin
                                           ---------------------------
                                     Kenneth Brochin, Treasurer
                                     (Principal Financial Officer)

                                  EXHIBIT INDEX

                                                                                     Sequentially
                                                                                      Numbered
Exhibit                                  Description                                   Page
-------                                  -----------                                   ----
2.1  --              Letter agreement dated as of March 18, 1998
                     among the registrant, Renaissance Capital and the Duncan
                     Smith Company providing for the purchase of the Series C
                     Preferred stock and certain indebtedness of UNICO, Inc.

27   --              Financial Data Schedule