Form 10QSB
period 1998-06-30
NEXT GENERATION MEDIA CORP
filed 1999-01-08
CIK 356292

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission file number  2-74785-B

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

                                 (703) 516-9888
                                 --------------
              (Registrant's telephone number, including area code)

                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]    No   [X]

        The total number of issued and outstanding shares of the registrant's common stock, par value $0.01, as of July 31, 1998 was 3,183,984.

        Transitional Small Business Disclosure Format (Check one):

Yes  [ ]    No    [x]

ITEM 1.  FINANCIAL STATEMENTS.

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION






                                               CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION



                                               CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                             December 31,               JUNE 30,
                                                                                     1997                   1998
--------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
   Cash                                                                          $      -               $    289
   Notes receivable current portion (Note 3)                                            -                187,500
   Accounts receivable, less allowance for doubtful
     accounts of $42,560                                                          198,335                173,811
   Accrued interest receivable                                                     15,785                  2,253
   Commissions receivable                                                               -                 11,001
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                              214,120                374,854
--------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                             71,135                118,773
   Less:  Accumulated depreciation                                                 (3,354)               (11,951)
--------------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                         67,781                106,822
--------------------------------------------------------------------------------------------------------------------

OTHER
   Intangibles, net of accumulated amortization of $12,529
     and $30,923                                                                  192,648                174,254

   Deferred acquisition costs                                                           -                 39,233

   Investment in UNICO (Note 4)                                                         -                 25,537






TOTAL ASSETS                                                                     $474,549               $720,700
====================================================================================================================

                                               NEXT GENERATION MEDIA CORPORATION



                                                      CONSOLIDATED BALANCE SHEET



                                                                             December 31,                JUNE 30,
                                                                                     1997                    1998
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Checks issued against future deposits                                       $   44,821            $     21,773
   Accounts payable                                                               248,666                 282,848
   Wages payable                                                                        -                 248,480
   Notes payable                                                                   25,449                  60,000
   Due to shareholders                                                             10,255                       -
   Accrued interest payable                                                           235                     334
   Note payable employee                                                           11,669                       -
--------------------------------------------------------------------------------------------------------------------

   TOTAL CURRENT LIABILITIES                                                      341,095                 613,435

LONG TERM DEBT

   Note payable - employees                                                        85,027                  33,420
   Due to shareholders                                                             24,400                       -
   Note payable                                                                    27,505                  27,505
--------------------------------------------------------------------------------------------------------------------

   TOTAL LIABILITIES                                                              478,027                 674,360
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS (Note 9)

REDEEMABLE PREFERRED STOCK (Note 5)                                                     -                 339,955
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.01, 930,000 shares authorized, 250,000 shares allocated to Series A issued and
     outstanding (Note 6)                                                               -                 934,000
   Common stock, $.01 par value, 50,000,000 authorized
     3,113,450 and 3,330,318 issued and outstanding (Note 7)                       31,134                  33,301
   Additional paid in capital (Note 7)                                            419,616                 502,341
   Accumulated deficit                                                            (95,178)             (1,763,257)
   Less stock subscription receivable (Note 8)                                   (359,050)                      -
--------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' (DEFICIT)                                                      (3,478)               (293,615)
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 474,549                $720,700
====================================================================================================================

                     See accompanying notes to consolidated financial statement.

                                               NEXT GENERATION MEDIA CORPORATION



                                            CONSOLIDATED STATEMENT OF OPERATIONS



                                                   Three months ended                    Six months ended
                                                        June 30,                             June 30,
                                           -----------------------------------    --------------------------------
                                                     1997               1998                1997            1998
--------------------------------------------------------------------------------------------------------------------
SALES                                       $           -        $   512,457      $            -       $ 947,353

COST OF GOODS SOLD                                      -            202,244                   -         362,880
--------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                            -            310,213                   -         584,473
--------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Selling, general and administrative             12,583            281,977              25,052         888,582
   Forgiveness of stock subscription
     receivable and note receivable
     (Note 8)                                           -            329,996                   -         329,996
   Depreciation and amortization                    1,250             13,674               2,083          26,994
--------------------------------------------------------------------------------------------------------------------

   TOTAL OPERATING EXPENSES                        13,833            625,647              27,135       1,245,572
--------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                              (13,833)          (315,434)            (27,135)       (661,099)
--------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest income                                  5,868                853               5,863           6,014
   Other income                                         -             19,010                   -          21,648
   Interest expense                                  (663)              (543)               (663)           (642)
--------------------------------------------------------------------------------------------------------------------

   TOTAL OTHER INCOME (EXPENSE)                     5,200             19,320               5,200          27,020
--------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE EXTRAORDINARY ITEM          $      (8,633)       $  (296,114)        $   (21,935)      $(634,079)

EXTRAORDINARY LOSS ON EXTINGUISHMENT
   OF DEBT (NOTE  10)                                   -          (1,034,000)                  -     (1,034,000)
--------------------------------------------------------------------------------------------------------------------

NET LOSS                                           (8,633)         (1,330,114)           (21,935)     (1,668,079)

BASIC AND DILUTED LOSS PER
   COMMON SHARE BEFORE EXTRAORDINARY
   item                                     $        (.01)       $       (.09)     $      (.003)       $    (.20)

EXTRAORDINARY ITEM                                      -                (.32)                  -           (.33)
--------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER
   COMMON SHARE                                       (01)               (.41)            (.003)            (.53)

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                           2,950,889            3,230,225         2,019,056      $3,172,160
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                               NEXT GENERATION MEDIA CORPORATION



                                            CONSOLIDATED STATEMENT OF CASH FLOWS



Six months ended June 30,                                                           1997                     1998
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss                                                                     $(21,935)             $(1,668,079)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
   Extraordinary loss on debt extinguishment                                           -                1,034,000
   Depreciation and amortization                                                  (2,083)                  26,981
   Forgiveness of subscription receivable                                              -                  329,996
   (INCREASE) DECREASE IN ASSETS
     Accounts receivable                                                               -
     Note receivable                                                              (9,000)                  24,524
     Accrued interest receivable                                                  (5,862)                  (6,014)
     Commissions receivable                                                            -                  (11,001)
   INCREASE (DECREASE) IN LIABILITIES
     Accounts payable                                                             21,052                   34,183
     Note payable                                                                  4,000                        -
     Wages payable                                                                     -                  248,480
     Accrued interest payable                                                        663                       99
--------------------------------------------------------------------------------------------------------------------

   CASH PROVIDED BY  OPERATING ACTIVITIES                                         13,168                   13,169
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Acquisition of property and equipment                                               -                  (47,628)
   Deferred acquisition costs                                                          -                  (39,233)
--------------------------------------------------------------------------------------------------------------------

   CASH USED IN INVESTING ACTIVITIES                                                   -                  (86,861)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Increase in checks issued against future deposits                                   -                  (23,048)
   Issuance of notes receivable                                                        -                 (275,500)
   Issuance of preferred stock                                                                            339,955
   Net proceeds of loans from shareholders                                         9,000                   61,299
   Proceeds of note payable                                                            -                   60,000
   Repayment of note payable                                                           -                  (25,449)
   Repayments of employee notes payable                                                -                  (63,276)
--------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                                  -                   73,981
--------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS

   CASH AND CASH EQUIVALENTS, beginning of period                           $          -              $         -
--------------------------------------------------------------------------------------------------------------------

   CASH AND CASH EQUIVALENTS, end of period                                 $          -              $       289
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                               NEXT GENERATION MEDIA CORPORATION



                                                  SUMMARY OF ACCOUNTING POLICIES



BASIS OF                    The consolidated financial statements include the
PRESENTATION                statements of Next Generation Media Corporation (the
                            "Company") and its wholly owned subsidiary
                            Independent News, Inc. All significant intercompany transactions have been eliminated.

BUSINESS                    The Company operates a newspaper publishing business
DESCRIPTION                 distributing free newspapers, supported by local
                            advertising in New Jersey. Primarily all of its customers are located in New Jersey.

INTERIM FINANCIAL           In the opinion of management, the interim financial
INFORMATION                 information as of June 30, 1998 and for the six
                            months ended June 30, 1997 and 1998 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

RISK AND                    The publishing industry is highly competitive. The
UNCERTAINTIES               Company's revenue consists of amounts received for
                            advertising space in the newspaper. Publication of the newspaper is dependent on future advertising revenue or obtaining additional outside financing.
                            Management believes that it can continue to meet working capital requirements as they arrive.

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

CONCENTRATION               Financial instruments that potentially subject the
OF CREDIT RISK              Company to concentrations of credit risk consists
                            primarily of accounts receivable.

                                         NEXT GENERATION MEDIA CORPORATION



                                            SUMMARY OF ACCOUNTING POLICIES


LOSS PER COMMON SHARE       Loss per share has been computed using the weighted
                            average number of shares outstanding. The outstanding stock options were not considered in the computation because their inclusion would have been anti-dilutive.

INCOME TAXES                Income taxes are calculated using the liability
                            method specified by Statement of Financial
                            Accounting Standards No. 109, "Accounting for Income
                            Taxes". Deferred income tax reflects the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. The net deferred tax asset is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized.

RECENT                      In March 1997, the Financial Accounting Standards
ACCOUNTING                  Board issued Statement of Financial Accounting
PRONOUNCEMENTS              Standards No. 128, Earnings Per Share (SFAS 128").
                            SFAS 128 provides a different method of calculating earnings per share than is currently used in APB
                            Opin8ion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. The Company adopted the provisions for computing earnings per share set forth in SFAS 128 in December 1997. There is no difference in basic and diluted earnings per share.

                                         NEXT GENERATION MEDIA CORPORATION



                                            SUMMARY OF ACCOUNTING POLICIES

                            In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company presently has no items considered as comprehensive income. Therefore, adopting SFAS 130 will not impact financial statement disclosure in 1998.

                            Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Presently, the Company operates in one business segment.

                                         NEXT GENERATION MEDIA CORPORATION



                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     PURCHASE OF          On February 6, 1997, an unrelated third party
       MICROTECH            purchased 85.72% of the outstanding stock of
       INDUSTRIES           Microtech Industries, Inc., from its majority
                            shareholder for $50,000 in cash. Effective March 31, 1997 Microtech Industries changed its name to Next
                            Generation Media Corporation. Current management believes that prior to February 6, 1997, the Company was a "shell" company for at least five years without assets and liabilities. Current management is unaware of any operating history of the Company prior to February 6, 1997. As a result of the transaction, goodwill of $50,000 was recorded and is being amortized on a straight line basis over ten years.




2.     ACQUISITION          On September 29, 1997, Pompton Valley Publishing
       OF POMPTON           Co. (PVP) sold to Independent News, Inc. (INI) all
       VALLEY               of its tangible property, all accounts receivable,
       PUBLISHING CO.       all intellectual property, certain contracts, and
                            all other business property. INI assumed certain liabilities of PVP. In addition to the assumption of certain liabilities, INI also paid PVP 100,000 shares of the Company's common stock and $15,000 in cash for a covenant not to compete. The shares were valued at $16,700 based on a recent stock sale. The acquisition was accounted for as a purchase. In conjunction with this transaction the Company has recorded approximately $140,000 of goodwill that is being amortized on a straight line basis over 5 years.

                            The following unaudited pro forma summary presents the combined results of operations of the Company and the acquired business, as if the acquisition had occurred on January 1, 1997. The pro forma amounts give effect to certain adjustments, including the amortization of intangibles. This pro forma summary does not necessarily reflect the results of operations as they would have been if the businesses had constituted a single entity during such period and is not necessarily indicative of results which may be obtained in the future.

                             Six months ended June 30, 1997                                 (Unaudited)
                             --------------------------------------------------------------------------------
                             Net sales                                                         $457,605
                             Net loss                                                           (40,575)
                             Loss per common share                                                 (.02)
                             ================================================================================

                                         NEXT GENERATION MEDIA CORPORATION



                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     NOTES RECEIVABLE     On May 12, 1998, the Company executed a promissory
                            note with UNICO, Inc. for $175,500 and assumed an existing note receivable of $12,000. These notes will be cancelled in conjunction with the proposed acquisition of United Marketing Solutions (Note 11) and have therefore been classified as current assets.


4.     INVESTMENT IN        On May 12, 1998, the Company purchased 359,931
       UNICO                shares of common stock of UNICO, Inc. in exchange
                            for shares in the Company (Note 6). It is intended that these shares will be transferred to T.C.
                            Equities, Ltd. in connection with the proposed purchase of United Marketing Solutions, Inc.
                            (Note 10). Until such transfer, the Company is accounting for its investment in UNICO, Inc. using the cost method.

5.     REDEEMABLE           On May 4, 1998, the Company issued 70,000 shares of
       PREFERRED STOCK      Redeemable Cumulative Convertible Series B Preferred
                            Stock par value $.01 with a redemption price of $5.00 per share to TC Equities Ltd. The holder can redeem 35,000 shares after November 4, 1998, 17,500 shares after February 1998, and the remaining 17,500 shares after May 4, 1999. The Company also issued
                            250,000 warrants to T.C. Equities, Ltd. for the purchase of one share of common stock in the Company at an exercise price of $.16 per warrant, valid for five years from May 4, 1998. Gross proceeds from the issuance, net of expenses, were $339,955.

                                         NEXT GENERATION MEDIA CORPORATION



                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     PREFERRED STOCK      On March 18, 1998, the Company executed an agreement
                            with the holders of certain subordinated debentures of UNICO, Inc. to purchase these debentures totaling in the aggregate $1,034,000, plus all of the outstanding shares of UNICO's Series C Preferred
                            Stock which they held in exchange for $100,000 and 250,000 shares of the Company's Convertible
                            Cumulative Preferred Stock, (the "Series A
                            Preferred Stock"), par value $.01, with a redemption price of $5 per share. Each 1 1/2 shares of the Company's Preferred Stock was accompanied by one stock purchase warrant (subject to adjustment) which entitles the holder to purchase one share of the Company's common stock for $.0.16, valid for five years from May 7, 1998.
                            The Series A Preferred Stock is callable at the sole option of the Company at any time. The shares have a $5 per share preference on liquidation or dissolution of the Company. An amount of $934,000 was allocated to the Series A preferred stock based on the dollar value of the subordinated debentures purchased from the debentureholders.

7.     COMMON STOCK         On May 12, 1998, the Company issued 79,281 shares of
                            common stock in exchange for a note receivable in the amount of $12,000, plus accrued interest of $1,400, and 359,931 common shares of UNICO, Inc.
                            stock valued at $25,537.

                            Also on May 12, 1998, the Company issued 137,587 shares of common stock in exchange for the cancellation of various notes payable to officers of the Company amounting to $45,954.

                            On May 7, 1998, the Company granted stock options to purchase 150,000 shares of the Company's common stock at an exercise price of $.50 to a director and consultants to the Company. The options expire on May 7, 2008.

                                               NEXT GENERATION MEDIA CORPORATION



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.     STOCK SUBSCRIPTION   On May 12, 1998, $156,145 of the stock subscription
       RECEIVABLE           receivable from Joel Sens, a significant
                            shareholder, was transferred into a promissory note receivable from Gerard Bernier, a director of UNICO, Inc. This note was subsequently cancelled and recorded as compensation expense to Mr. Bernier.
                            Also, the stock subscription receivable was reduced
                            $15,000 to reflect a reduction in a note payable due Joel Sens. In addition, the Company forgave
                            $152,905, plus accrued interest of $20,946 due from Joel Sens. These amounts are recorded as compensation expense to Mr. Sens. Finally, the remaining $35,000 was transferred to a shareholder in exchange for his cancellation of a note payable in the same amount.

9.     INCOME TAXES         The Company, based on the information currently
                            available, does not believe it will generate taxable income, after considering net operating loss carry-forwards, for the year ending December 31, 1998. Accordingly, the Company did not recognize an income tax benefit for the period ended June 30, 1998.

10.    EXTRAORDINARY LOSS   On March 18, 1998, the Company entered into an
       ON FORGIVENESS       agreement with holders of certain subordinated
       OF DEBT              debentures of UNICO, Inc., to purchase these
                            debentures aggregating $1,034,000 (Note 6). This transaction was executed on May 7, 1998. Effective
                            May 8, 1998, the Company canceled UNICO's obligation to the Company arising from the Company's assumption of UNICO'ssubordinated debt. This release is effective regardless of the ultimate outcome of the proposed Stock Purchase Agreement and Plan of Merger
                            (Note 12). Accordingly, the Company wrote off the receivable from UNICO, Inc. of $1,034,000 and classified it as an extraordinary item in the accompanying statement of operations.

11.    COMMITMENTS          On May 1, 1998, the Company entered into a
                            consulting agreement with Joel Sens, a significant shareholder. The agreement is for a three year period and provides for annual compensation of $120,000. During the first year, amounts due in excess of $60,000 will be deferred until the redemption or conversion of the Company's Series A and Series B preferred stock. If the conversion does not take place by May 1, 1999, the deferred compensation will be forfeited. After the first year, the annual compensation will be $60,000 per year until the conversion is completed.

                                               NEXT GENERATION MEDIA CORPORATION



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.    PROPOSED STOCK       The Company is currently negotiating an agreement to
       PURCHASE AGREEMENT   acquire all of the issued and outstanding stock of
       AND PLAN OF MERGER   United Marketing Solutions, Inc. (UMSI). This
                            proposed Plan of Merger is scheduled to close in early 1999. UMSI is engaged in the cooperative direct mail marketing business and is a subsidiary of UNICO, Inc. In accordance to the proposed plan of merger, UMSI will be merged into a special purpose subsidiary of the Company with UMSI as the surviving corporation. In exchange for the capital stock of UMSI, the Company will pay cash of $172,665. In addition, the Company has agreed to forgive the indebtedness of UNICO, Inc. in the amount of $175,500 (Note 3) and to extinguish certain debts of UNICO, Inc. up to $164,000. Further, the Company will assume a secured loan from Banc First not to exceed $450,000. In addition, the Company has agreed to provide additional consideration to TC Equities, Ltd., in the form of the Series C Preferred Stock it purchased on March 18, 1998 (Note 5) and the 359,931 shares of common stock it purchased on May 12, 1998
                            (Note 4). UMSI had sales of approximately $5,500,000 and a net loss of approximately $(600,000) for the year ended December 31, 1997.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Quarterly Results of Operations

               Management cannot fully assess material changes in the registrant's results of operations with respect to the 1998 fiscal year to June 30, 1998 from the corresponding year to date period of the preceding fiscal year, for the reasons set forth in the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

               The following discussion is based on assumptions made by management as to the registrant's results of operations and financial condition as of June 30, 1997 and for the period then ended as reported in the registrant's Quarterly Report on Form 10-Q for that period. No assurances can be given as to the accuracy of such assumptions. However, management has no knowledge of any information that would make reliance on such assumptions unwarranted.

               As of June 30, 1997, the registrant had $62,780 in total assets. As of June 30, 1998, the registrant had assets totaling $720,700. This increase is due primarily to the acquisition by the registrant of Independent News, Inc. ("INI") in the third quarter of 1997.

               The registrant had current liabilities as of June 30, 1997 of $34,715. As of June 30, 1998, the registrant had current liabilities of $613,435 and total liabilities of $674,360. The increase in current liabilities is due primarily to the assumption of liabilities of INI.

               The registrant had revenues of $512,457 from operations during the period covered by this report, all of which derived from the operations of its sole operating subsidiary, INI. INI engages in the community newspaper publishing business in several townships in northern New Jersey. During the quarter, the registrant forgave stock subscription receivables and a note receivable totaling $329,996, resulting in an operating loss of $315,434. The registrant had revenues of $5,863 in the three month period through June 30, 1997.

               The registrant had a net loss per share during the second fiscal quarter of 1997 of $0.003 and a cumulative net loss per share during the first six months of fiscal 1997 of $0.01. During the period covered by this report, the registrant had a net loss per share of $0.41 on both a basic and diluted basis and a cumulative net loss per share during the first six months of 1998 of $0.53. The primary reason for the net loss was an extraordinary loss upon the cancellation of indebtedness acquired by the registrant from holders of certain subordinated debt of Unico, Inc. ("Unico").

Liquidity and Capital Resources

               The registrant's principal sources of liquidity are shareholder loans which amounted to approximately $61,299 for the period covered by this report. In addition, the registrant sold 70,000 shares of preferred stock during the second quarter of 1998, as further described below.

               The registrant entered into several transactions in partial consummation of the acquisition of Unico's sole operating subsidiary, United Marketing Solutions, Inc. ("UMSI") during the period covered by this report. On May 12, 1998, Gerard R. Bernier ("Bernier"), Joel P. Sens ("Sens") and all of the members of the Board of Directors of the registrant entered into a Stock Purchase and Shareholders Agreement pursuant to which (1) Bernier purchased 935,000 shares of common stock of the registrant from Sens in exchange for a note in the amount of $156,145 (the "Bernier Note"); (2) Sens transferred the Bernier Note to the registrant in partial payment of a stock subscription note payable Sens previously gave to the registrant in the principal amount of $359,050 (the "Sens Note"); (3) the registrant cancelled the Bernier Note as compensation to Bernier for acting as a consultant to the registrant in conjunction with the acquisition by the registrant of UMSI; (4) while the registrant was still owed $202,905 from Sens on the Sens Note, the registrant owed Sens $37,198.91 in loans advanced by Sens for working capital, and the registrant netted indebtedness in the amount of $15,000, resulting in a remaining balance of $187,905 on the Sens Note; (5) the registrant issued 66,464 shares of common stock at a price of $0.334 per share to Sens in payment of the registrant's remaining indebtedness to Sens in a private transaction; (6) the registrant, in recognition of Sens' contribution to its business then forgave $152,905 owed on the Sens Note (leaving $35,000 still owed on the Sens Note); (7) the registrant transferred the remaining $35,000 debt owed on the Sens note to Kenneth Brochin, a shareholder and director of the registrant ("Brochin") in satisfaction of a working capital loan previously extended by Brochin to the registrant; (8) Sens agreed to assume obligations of the registrant in the amounts of $6,255 and $17,500 owed to Lawrence Grimes and W.B. Grimes & Co. (collectively, "Grimes"), respectively, in exchange for 71,123 shares of the registrant's common stock.

               In addition to these transactions, and as a part of the UMSI acquisition, the registrant sold 70,000 shares of its Series B Preferred Stock (as defined and discussed below) to T.C. Equities Ltd., a Bahamian investment company ("T.C. Equities"), for $350,000 in a private sale under Section 3(b) of the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from this sale were used to facilitate the UMSI acquisition.

UMSI Transaction and Proposed Merger

               In addition to the transactions described above, the registrant undertook several other transactions in connection with the UMSI acquisition in the period covered by this report. On May 8, 1998, the registrant acquired 428,185 shares of the Series C Preferred Stock and certain subordinated debt totaling $1,034,000 in Unico and cancelled that indebtedness, resulting in an extraordinary loss to the registrant. In exchange for Unico's preferred stock and debt, the registrant paid $100,000 and issued 250,000 shares of callable, cumulative, preferred stock, par value $0.001 per share (the "Series A Preferred Stock") together with 166,667 stock purchase warrants for the purchase of one share of common stock each at an exercise price of $0.16 per share and valid for five years from the date of issue.

               The holders of the Series A Preferred Stock, as a class, shall alone be entitled to vote for the election of one director of the registrant's board of directors (the "Board") for the first nine months from the date of issue and shall be entitled to vote for the election of two directors of the Board following nine months from the date of issue. Further, in the event that the registrant proposes to engage in a sale of substantially all of its assets, merge with or into another corporation, change its primary lines of business (those businesses being the direct mail marketing business and community newspaper business), incur more than $5,000,000 in indebtedness or acquire property valued in excess of $5,000,000 and not in the ordinary course of business, such transaction must be approved in advance by at least a majority of the Series A Preferred Stock issued and outstanding at the time of such vote in addition to any other requirements for the registrant to take such action. The Series A Preferred Stock was sold in a private transaction under Section 3(b) of the Securities Act.

               On May 8, 1998, the registrant and Unico executed a Stock Purchase Agreement (the "Stock Purchase Agreement") to provide for the acquisition of all of the issued and outstanding stock of UMSI and the merger of UMSI into a special purpose subsidiary of the registrant with UMSI as the surviving corporation, thereby resulting in UMSI becoming a wholly-owned subsidiary of the registrant (the "Transaction"). Pursuant to the Stock Purchase Agreement, the registrant shall pay consideration in the form of 200,000 shares of the registrant's common stock in exchange for 100% of the capital stock of UMSI. Alternatively, the Stock Purchase Agreement provides that shareholders in Unico (who must approve the Transaction) may receive $0.10 cash per share of Unico common stock if such holder so elects at the time of the Unico shareholder vote on the Transaction in lieu of such Unico common stock holder's proportionate amount of the 200,000 shares of the registrant's common stock.

               The proposed acquisition by the registrant of UMSI is being funded in part through the issuance of common stock and/or cash, as described above. In addition, the registrant agreed, pursuant to the Stock Purchase Agreement, to extinguish certain debts of Unico up to $150,000, to assume certain debts of Unico (principally a secured loan from BancFirst, an Oklahoma banking corporation, in the principal amount of approximately $450,000) and to provide additional cash to Unico of $210,000 in the form of a loan that will be transferred by Unico to its subsidiary, UMSI, to be used as working capital. The cash consideration for the Transaction has been obtained, in part, by the registrant through the sale, in a separate transaction, of 70,000 shares of redeemable, cumulative, preferred stock, par value $0.001 per share (the "Series B Preferred Stock") together with 250,000 stock purchase warrants for the purchase of one share of common stock each at an exercise price of $0.16 per share and valid for five years from the date of issue to T.C. Equities in exchange for $350,000 in cash. The sale of the Series B Preferred Stock was a private transaction under Section 3(b) of the Securities Act.

               In exchange for the $350,000, the registrant has agreed to provide additional consideration to T.C. Equities in the form of the Series C Preferred stock and certain common stock (described below) of Unico acquired by the registrant. These transactions would result in the transfer of all of the registrant's interests in Unico to T.C. Equities and the acquisition of effective control of Unico by T.C. Equities upon consummation of the Transaction.

               The registrant has obtained or intends to obtain 13,187, 168,744 and 178,000 shares, respectively, of common stock of Unico (and the cancellation of any options to purchase shares of Unico) (the "Directors' Unico Shares") held by Leon Zajdel ("Zajdel"), Bernier and Gerald Bomstad, Jr. ("Bomstad"), members of Unico's board of directors, for transfer to T.C. Equities, as described above. The Directors' Unico Shares (and in the case of Bomstad, the acquisition of a promissory note from Unico to Bomstad in the principal amount of $12,000 and with accrued interest of $1,400 that would be forgiven by the registrant) has been or will be obtained through the sale of common stock of the registrant in private transactions to Zajdel, Bernier and Bomstad.

               Certain shareholders of the registrant, contemporaneous with the above-described transactions, entered into a shareholder agreement whereby they agreed to vote their shares in order to bring about certain changes in the registrant's management. As a result of (1) this shareholder agreement, (2) a resolution of the Board and (3) the terms of the Series A Preferred Stock, the Board will, upon consummation of the Transaction, be comprised of five directors: one member of the Board will be nominated and elected by the holders of the Series A Preferred Stock; two members of the Board will be nominated by Bernier; one member of the Board will be nominated by Sens; and one member of the Board will be nominated by the other members of the Board. The composition of the Board may change in the future based on certain events or the failure of certain events to occur. The Board intends to appoint Bernier, currently the President and Chief Executive Officer ("CEO") of Unico and UMSI, as President and CEO of the registrant and confirm Bernier as President and CEO of UMSI upon consummation of the Transaction. The registrant has appointed Bernier as a consultant pending consummation of the Transaction.

               As indicated above, the cash components of the foregoing transactions were funded in part by the proceeds of the sale of the Series B Preferred Stock and other consideration to T.C. Equities. The registrant hopes to engage in other transactions which may include further sales of common stock and/or loans in order to obtain sufficient funds to complete the Transaction. However, there can be no assurance that the registrant will be able to engage in such transactions or obtain such funds. If the registrant is unable to obtain sufficient additional funds, it will be unable to complete the Transaction, the registrant will be in breach of its contractual obligations to, among others, Unico, and the registrant's business, financial condition and results of operations will be materially adversely affected.

United Marketing Solutions, Inc.

               The registrant will acquire from Unico as part of the Transaction, all of the capital stock of UMSI. UMSI is engaged in cooperative direct mail advertising through franchising and production. UMSI's business involves the design, layout, printing, packaging and distributing of public relations, marketing materials and promotional coupons for private businesses, usually involved in retailing goods or providing professional services. Franchising activities related to this business involve the granting and administering of independent franchise operations to conduct cooperative direct mail advertising sales. As of December 31, 1997, UMSI had approximately 65 active franchise operations. UMSI operates its corporate headquarters and its coupon sales and franchise activities through an office and production facility at 8380 Alban Road, Springfield, VA 22150. UMSI had approximately 95 employees as of December 31, 1997. The registrant intends to continue such use of such property and facilities.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

Series A Preferred Stock

               On May 8, 1998, the registrant issued 250,000 shares of callable, cumulative, preferred stock, par value $0.001 per share (the "Series A Preferred Stock") together with 166,667 stock purchase warrants for the purchase of one share of common stock each at an exercise price of $0.16 per share and valid for five years from the date of issue.

               The holders of the Series A Preferred Stock shall be entitled to receive, prior to the payment of any dividends on the common stock, a cumulative dividend of $0.30 per share per annum for the first six months and $0.50 per share per annum thereafter. Dividends will accrue and not be payable until eighteen months following the date of issue.

               The holders of the Series A Preferred Stock shall be entitled to vote on equal terms with the holders of the common stock as a single class of the registrant, that is one vote per share of Series A Preferred Stock. Notwithstanding the foregoing, the holders of the Series A Preferred Stock, as a class, shall alone be entitled to vote for the election of one director of the registrant's Board for the first nine months from the date of issue and shall be entitled to vote for the election of two directors of the Board following nine months from the date of issue. In the event that the registrant proposes to engage in a sale of substantially all of its assets, merge with or into another corporation, change its primary lines of business (those businesses being the direct mail marketing business and community newspaper business), incur more than $5,000,000 in indebtedness or acquire property valued in excess of $5,000,000 and not in the ordinary course of business, such transaction must be approved in advance by at least a majority of the Series A Preferred Stock issued and outstanding at the time of such vote in addition to any other requirements for the registrant to take such action.

               In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the registrant, the holders of the Series A Preferred Stock then outstanding shall be entitled, for each share of Series A Preferred Stock, to be paid out of assets of the registrant available for distribution to its stockholders $5.00 (such amount payable being adjusted appropriately to reflect any stock split, stock dividend,, reverse stock split, or any transaction with comparable effect on the capital stock of the registrant) (the "Liquidation Preference"). This entitlement of the holders of the Series A Preferred Stock, to the extent equal to $5.00 for each share of Series A Preferred Stock, shall be satisfied before any similar payment shall be made or any assets distributed to the holders of the common stock or any other security junior in rank to the Series A Preferred Stock as to distribution of assets upon such dissolution, liquidation or winding up (it being understood that the Series B Preferred Stock ranks equal to the Series A Preferred Stock for purposes of liquidation preference) and otherwise shall be satisfied on a pari passu basis with the holders of the common stock.

               The shares of Series A Preferred Stock are convertible into shares of the common stock of the registrant according to the following provisions:

       a. The conversion price for shares of the Series A Preferred Stock will be affected by whether or not the registrant has filed a preliminary Form S-1 (or other applicable registration statement form for an initial public offering) with the Securities and Exchange Commission for an offering of the registrant's common stock (an "IPO") prior to the expiration of six months after the acquisition by the registrant of 100% of the capital stock of UMSI which will result in UMSI becoming a wholly owned subsidiary of the registrant (the "Merger").

       b. IPO Before Six Months: The Series A Preferred Stock will be convertible into common stock, at the holder's option, beginning six months after the closing of the Merger at a conversion price which is the lesser of (a) $5.00 and (b) 110% of the price for common stock issued in a private placement or IPO (a "Corporation Stock Sale"). For example, if a Corporation Stock Sale occurs at $6.00 per share, the conversion price used will be $5.00 and the 250,000 shares of Series A Preferred Stock would be convertible into 250,000 shares of common stock. If a Corporation Stock Sale occurs at $4.50 per share, the conversion price would be $4.95 (110%), and the 250,000 shares of Series A Preferred Stock would be convertible into approximately 252,525 shares of common stock.

       c. No IPO Before Six Months: The Series A Preferred Stock will be convertible into common stock at a conversion price which is the lesser of (a) $4.50 and (b) 110% of the price for the stock in a Corporation Stock Sale. For example, if a Corporation Stock Sale occurs at $5.00 per share of common stock, the conversion price used will be $4.50 and the 250,000 shares of Series A Preferred Stock would be convertible into approximately 277,778 shares of common stock. If a Corporation Stock Sale occurs at $3.00 per share, the conversion price would be $3.30 (110%), and the 250,000 shares of Series A Preferred Stock would be convertible into approximately 378,789 shares of common stock.

               The conversion price for shares of Series A Preferred Stock is subject to adjustment in the event of a stock split, stock combination or similar adjustment in the number of shares of common stock outstanding. All shares of common stock issued upon conversion of any shares of Series A Preferred Stock shall be fully paid and nonassessable.

               The Series A Preferred Stock is redeemable, in whole or in part, at the sole option of the registrant at any time. If the Series A Preferred Stock is called within the first six months after the Merger, such shares will have a redemption price of $5.00 per share plus all accrued but unpaid dividends. If the Series A Preferred Stock is called more than six months after the Merger, the redemption price will be $6.00 per share plus all accrued but unpaid dividends. Holders of the Series A Preferred Stock will have an opportunity to convert their shares following a call by the registrant but prior to their redemption.

               The Series A Preferred Stock will be redeemable, at the sole option of the holder, five years from their date of issuance at a price of $6.00 per share plus all accrued but unpaid dividends.

               The registrant shall use part of the proceeds of any private placement or initial public offering of the registrant's common stock following the consummation of the Merger (the "NexGen Placement/Offering"). The registrant shall use 50% of any net proceeds from the NexGen Placement/Offering to redeem shares of the Series A Preferred Stock.

Series B Preferred Stock

               On May 8, 1998, the registrant issued 70,000 shares of redeemable, cumulative, preferred stock, par value $0.001 per share (the "Series B Preferred Stock") together with 250,000 stock purchase warrants for the purchase of one share of common stock each at an exercise price of $0.16 per share and valid for five years from the date of issue.

               The Series B Preferred Stock shall be entitled to receive, prior to the payment of any dividends on the Common Stock, a cumulative dividend of $0.50 per share per annum. Dividends will accrue and shall only be payable upon redemption of the Series B Preferred Stock.

               The Holders of the Series B Preferred Stock shall be entitled to vote on equal terms with the holders of the common stock as a single class of the registrant, that is one vote per share of Series B Preferred Stock.

               In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, the holders of the Series B Preferred Stock then outstanding shall be entitled to a Liquidation Preference equal to that of the holders of the Series A Preferred Stock.

               The shares of Series B Preferred Stock are convertible into shares of the Common Stock of the registrant on the same terms and bases as the Series A Preferred Stock.

               The Series B Preferred Stock will be redeemable, in whole or in part, at the sole option of the registrant on the same terms and bases as the Series A Preferred Stock.

               The Series B Preferred Stock will be redeemable, at the sole option of the holder, at the following times and in the following amounts: (1) 50% redeemable six months from the date of issue; (2) 25% redeemable nine months from the date of issue; (3) 25% redeemable one year from the date of issue. The redemption price shall be $5.00 per share plus all accrued but unpaid dividends upon written notice by the holder to the registrant.

               If the registrant sells additional shares of common stock after the consummation of the Merger then (a) if such sale occurs within six months from May 1, 1998, then the registrant shall cause 50% of the Series B Preferred Stock issued and outstanding to be redeemed and (b) if another sale occurs within the six months from November 1, 1998, then the registrant shall cause all of the remaining issued and outstanding Series B Preferred Stock to be redeemed, each in connection with the new sale of the registrant's common stock.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On April 17, 1998, a majority of the shareholders of the registrant acted by written consent in lieu of a special meeting to authorize 1,000,000 shares of a new class of preferred securities, par value $0.001 per share (the "NexGen Preferred"). See Item 2 of this report and the registrant's current report filed on Form 8-K on May 26, 1998 for additional information about the authorization and issuance of NexGen Preferred in two series, the Series A Preferred Stock and the Series B Preferred Stock.

ITEM 5.        OTHER INFORMATION.

               The registrant has renegotiated the agreements by which the registrant intends to consummate its acquisition of UMSI from Unico. The details of the renegotiated terms are explained in a current report filed on Form 8-K on the same date as the filing of this report.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits:

               Exhibit 4.1          Written Consent of the shareholders of
                                    the registrant authorizing the creation
                                    of the NexGen Preferred as of April 17, 1998

               Exhibit 4.2 Board Resolution and Statement of Designations for the Series A Preferred Stock and the Series B Preferred Stock as of May 1, 1998

               Exhibit 27           Financial data schedule.

        (b)    Reports on Form 8-K:

               A report on Form 8-K was filed during the period covered by this report on May 26, 1998.

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NEXT GENERATION MEDIA CORP.

Date:  January 7, 1999                      By:   s/s  Larry Grimes
                                               -----------------------------
                                               Larry Grimes, President
                                               (Duly Authorized Officer)

Date:  January 7, 1999                      By:   s/s  Kenneth Brochin
                                               -----------------------------
                                               Kenneth Brochin, Treasurer
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX

                                                                        Sequentially
                                                                          Numbered
Exhibit                      Description                                    Page
-------                      -----------                                 -----------

4.1  --               Written Consent of the shareholders of the registrant
                      authorizing the creation of the NexGen Preferred as of
                      April 17, 1998

4.2  --               Board Resolution and Statement of Designations for the
                      Series A Preferred Stock and the Series B Preferred
                      Stock as of May 1, 1998

27   --               Financial Data Schedule