Form 10QSB
period 1998-09-30
NEXT GENERATION MEDIA CORP
filed 1999-01-08
CIK 356292

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1998
                                ------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission file number  2-74785-B
                        ---------

                           Next Generation Media Corp.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                    88-0169543
------------------------------               ----------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification No.)

                         900 N. Stafford St., Suite 2003
                                Arlington, VA 22203
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (703) 516-9888
                            ------------------------
              (Registrant's telephone number, including area code)

                            ------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No    X
    ------      ------

         The total number of issued and outstanding shares of the registrant's common stock, par value $0.01, as of October 8, 1998 was 3,183,984.

         Transitional Small Business Disclosure Format (Check one):

Yes         No    x
    ------     ------

ITEM 1.           FINANCIAL STATEMENTS.

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION







                                               CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                           NEXT GENERATION MEDIA
                                                                     CORPORATION






                                               CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                             December 31,          SEPTEMBER 30,
                                                                                     1997                   1998
--------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT

   Cash                                                                    $            -        $            16
   Notes receivable (Note 3)                                                            -                367,500
   Accounts receivable, less allowance for doubtful
     accounts of $42,560                                                          198,335                166,949
   Accrued interest receivable                                                     15,785                  2,253
   Deferred consulting fees (Note 5)                                                    -                316,667
   Deferred loan costs, net of
     accumulated amortization of $46,154 (Note 6)                                       -                 73,846
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                              214,120                927,231
--------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT                                                             71,135                131,011
   Less:  Accumulated depreciation                                                 (3,354)               (21,363)
--------------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                         67,781                109,648
--------------------------------------------------------------------------------------------------------------------

OTHER
   Intangibles, net of accumulated amortization of $12,529
     and $40,119                                                                  192,648                165,058

   Deferred acquisition costs                                                           -                 39,233

   Investment in UNICO (Note 4)                                                         -                 25,537
--------------------------------------------------------------------------------------------------------------------






TOTAL ASSETS                                                                     $474,549             $1,266,707
====================================================================================================================

                                               NEXT GENERATION MEDIA CORPORATION



                                                      CONSOLIDATED BALANCE SHEET




                                                                             December 31,          SEPTEMBER 30,
                                                                                     1997                   1998
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Checks issued against future deposits                                       $   44,821           $     35,591
   Notes payable, current portion (Note 6)                                         25,449                213,462
   Accounts payable                                                               248,666                296,625
   Consulting fees payable (Note 5)                                                     -                400,000
   Wages payable                                                                        -                278,480
   Due to shareholders                                                             10,255                      -
   Accrued interest payable                                                           235                  4,867
   Note payable to employee                                                        11,669                      -
--------------------------------------------------------------------------------------------------------------------

   TOTAL CURRENT LIABILITIES                                                      341,095              1,229,025

LONG TERM DEBT
   Due to employees                                                                85,027                 20,844
   Due to shareholders                                                             24,400                      -
   Note payable (Note 6)                                                           27,505                 27,505
--------------------------------------------------------------------------------------------------------------------

   TOTAL LIABILITIES                                                              478,027              1,277,374
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS (Note 13)

REDEEMABLE PREFERRED STOCK (Note 7)                                                     -                339,955
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.001, 930,000 shares authorized, 250,000 shares allocated to Series A issued and
     outstanding (Note 8)                                                               -                934,000
   Common stock, $.01 par value, 50,000,000 authorized
     3,113,450 and 3,430,318 issued and outstanding (Note 9)                       31,134                 34,301
   Additional paid in capital (Note 9)                                            419,616                701,341
   Accumulated deficit                                                            (95,178)            (2,020,264)
   Less stock subscription receivable (Note 10)                                  (359,050)                     -
--------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                        (3,478)              (350,622)
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 474,549             $1,266,707
====================================================================================================================

                     See accompanying notes to consolidated financial statement.

                                               NEXT GENERATION MEDIA CORPORATION



                                            CONSOLIDATED STATEMENT OF OPERATIONS


                                                   Three months ended                    Nine months ended
                                                     September 30,                         September 30,
                                           -----------------------------------    --------------------------------
                                                     1997               1998                1997            1998
--------------------------------------------------------------------------------------------------------------------

SALES                                        $          -        $   429,729         $         -      $1,377,082

COST OF GOODS SOLD                                      -            423,422                   -         786,302
--------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                            -              6,307                   -         590,780
--------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Selling, general and administrative             16,653            153,408              41,705       1,041,990
   Forgiveness of stock subscription
     receivable and note receivable
     (Note 8)                                           -                  -                   -         329,996
   Depreciation and amortization                    1,250             15,962               3,333          42,956
--------------------------------------------------------------------------------------------------------------------

   TOTAL OPERATING EXPENSES                        17,903            169,370              45,038       1,414,942
--------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                              (17,903)          (163,063)            (45,038)       (824,162)
--------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest income                                  5,580                  -              11,443           6,014
   Other income (expense)                            (405)            (4,795)             (1,068)         16,853
   Interest expense                                     -            (89,149)                  -         (89,791)
--------------------------------------------------------------------------------------------------------------------

   TOTAL OTHER INCOME (EXPENSE)                     5,175            (93,944)             10,375         (66,924)
--------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE EXTRAORDINARY ITEM           $    (12,728)       $  (257,007)        $   (34,663)    $  (891,086)

EXTRAORDINARY LOSS ON EXTINGUISHMENT
   OF DEBT (Note 12)                                    -                  -                   -      (1,034,000)
--------------------------------------------------------------------------------------------------------------------

NET LOSS                                         $(12,728)       $  (257,007)        $   (34,663)    $(1,925,086)
--------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER
   COMMON SHARE BEFORE EXTRAORDINARY
   ITEM                                      $     (.004)        $      (.07)        $       (.02)   $      (.27)

EXTRAORDINARY ITEM                                      -                 -                    -     $      (.32)
--------------------------------------------------------------------------------------------------------------------


BASIC AND DILUTED LOSS PER COMMON SHARE      $     (.004)        $      (.07)        $      (.02)    $      (.59)
--------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                           2,950,889          3,408,307           2,234,222       3,251,741
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                               NEXT GENERATION MEDIA CORPORATION



                                            CONSOLIDATED STATEMENT OF CASH FLOWS



Nine months ended September 30,                                                     1997                     1998
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net loss                                                                     $(34,663)             $(1,925,086)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
   Extraordinary loss on debt extinguishment                                           -                1,034,000
   Depreciation and amortization                                                   3,333                   45,600
   Forgiveness of subscription receivable                                              -                  329,996
   Amortization of deferred consulting fees                                            -                   83,333
   Amortization of deferred loan costs                                                 -                   46,154
   Discount on notes payable                                                           -                   38,462
   (INCREASE) DECREASE IN ASSETS
     Accounts receivable                                                               -                   31,386
     Accrued interest receivable                                                 (10,509)                  (6,014)
     Deferred acquisition costs                                                  (41,562)                       -
   INCREASE (DECREASE) IN LIABILITIES
     Accounts payable                                                             79,267                   47,959
     Note payable                                                                  4,000                        -
     Wages payable                                                                     -                  278,480
     Accrued interest payable                                                        134                    4,632
--------------------------------------------------------------------------------------------------------------------

   CASH PROVIDED BY OPERATING ACTIVITIES                                               -                    8,902
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Acquisition of property and equipment                                               -                  (59,877)
   Deferred acquisition costs                                                          -                  (39,233)
--------------------------------------------------------------------------------------------------------------------

   CASH USED IN INVESTING ACTIVITIES                                                   -                  (99,110)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Increase in checks issued against future deposits                                   -                   (9,230)
   Proceeds from notes payable                                                         -                  255,000
   Issuance of notes receivable                                                        -                 (455,500)
   Issuance of preferred stock                                                                            339,955
   Net proceeds of loans from shareholders                                             -                   61,299
   Repayment of note payable                                                           -                  (25,449)
   Repayments of employee notes payable                                                -                  (75,851)
--------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                                  -                   90,224
--------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS

                                                                           $                       $
   CASH AND CASH EQUIVALENTS, beginning of period                                      -                        -
--------------------------------------------------------------------------------------------------------------------

   CASH AND CASH EQUIVALENTS, end of period                                $           -           $           16
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

BUSINESS                      The Company operates a newspaper publishing
DESCRIPTION                   business distributing free newspapers, supported
                              by local advertising in New Jersey. Primarily all of its customers are located in New Jersey.

INTERIM FINANCIAL             In the opinion of management, the interim
INFORMATION                   financial information as of June 30, 1998 and for
                              the nine months ended September 30, 1997 and 1998 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.
                              Results for interim periods are not necessarily indicative of results to be expected for an entire year.

RISK AND                      The publishing industry is highly competitive.
UNCERTAINTIES                 The Company's revenue consists of amounts
                              received for advertising space in the newspaper.
                              Publication of the newspaper is dependent on future advertising revenue or obtaining additional outside financing. Management believes that it can continue to meet capital requirements as they arrive.

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

RECENT                        In March 1997, the Financial Accounting Standards
ACCOUNTING                    Board issued Statement of Financial Accounting
PRONOUNCEMENTS                Standards No. 128, Earnings Per Share ("SFAS
                              128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opin8ion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. The
                              Company adopted the provisions for computing earnings per share set forth in SFAS 128 in December 1997. There is no difference in basic and diluted earnings per share.

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

2.  ACQUISITION               On September 29, 1997, Pompton Valley Publishing
    OF POMPTON                Co. (PVP) sold to Independent News, Inc. (INI)
    VALLEY                    all of its tangible property, all accounts
    PUBLISHING CO.            receivable, all intellectual property, certain
                              contracts, and all other business property. INI assumed certain liabilities of PVP. In addition to the assumption of certain liabilities, INI also paid PVP 100,000 shares of the Company's common stock and $15,000 in cash for a covenant not to compete. The shares were valued at $16,700 based on a recent stock sale. The acquisition was accounted for as a purchase. In conjunction with this transaction the Company has recorded approximately $140,000 of goodwill that is being amortized on a straight line basis over 5 years.

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

                              Six months ended June 30, 1997                  (Unaudited)
                              ----------------------------------------------------------------
                              Net sales                                          $457,605
                              Net loss                                            (40,575)
                              Loss per common share                                  (.02)
                              ================================================================

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

                              During the three months ended September 30, 1998, the Company loaned an additional amount of $180,000 to UNICO, Inc.

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

5.  DEFERRED                  On July 15, 1998, the Company entered into a one
    CONSULTING FEES           year business consulting agreement with 20th
                              Century Associates, Inc. The Company is to issue as consideration 200,000 shares of common stock, which have been valued at $2 based on the estimated current market price. The stock was not issued at September 30, 1998 and therefore a liability in the amount of $400,000 has been recorded.

                                               NEXT GENERATION MEDIA CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  NOTES PAYABLE             Notes payable consist of the following:

                              September 30,                                                        1998
                              -------------------------------------------------------------------------------
                              Note payable to a bank, interest at 16%, due on
                                 February 6, 1999                                             $  60,000
                              Notes payable, net of discount of $30,769, interest
                                 at 12% (effective rate of 80%), due on October
                                 14, 1998 (a)                                                    69,231
                              Notes payable, net of discount of $30,769, interest
                                 at 12% (effective rate of 80%), due on
                                 November 5, 1998 (a)                                            69,231
                              Note payable, interest at 12%, due on
                                 December 9, 1998                                                 5,000
                              Note payable to a factor, interest at 8%, due
                                 October 1, 1999                                                 27,505
                              Advance from UNICO, Inc.                                           10,000
                              -------------------------------------------------------------------------------

                                                                                                240,967

                              Less:  Current portion                                            213,462
                              -------------------------------------------------------------------------------

                                                                                              $  27,505
                              ===============================================================================

                              (a) In conjunction with the issuance of these notes, the Company issued 50,000 shares, which have been valued at $2 based on the estimated fair market value. The notes payable were reduced and common stock and additional paid in capital were increased in the aggregate by $100,000.

                                    The Company paid 20th Century Associates,
                                    Inc. $20,000 and issued 50,000 shares of common stock as a finder's fee for introducing the Company to the above noteholders. These costs have been deferred and are being amortized over the term of the notes.

                                               NEXT GENERATION MEDIA CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              The Company has verbally negotiated to extend the term of these notes to March 31, 1999. Therefore, the amortization of the note premium and the deferred loan fees is based on the note terms expiring on March 31, 1999.

7. REDEEMABLE                 On May 4, 1998, the Company issued 70,000 shares
   PREFERRED STOCK            of Redeemable Cumulative Convertible Series B
                              Preferred Stock par value $.01 with a redemption price of $5.00 per share to T.C. Equities, Ltd.
                              The holder can redeem 35,000 shares after November
                              4, 1998, 17,500 shares after February 1998, and the remaining 17,500 shares after May 4, 1999. The
                              Company also issued 250,000 warrants to T.C.
                              Equities, Ltd. for the purchase of one share of common stock in the Company at an exercise price of $.16 per warrant, valid for five years from May
                              4, 1998. Gross proceeds from the issuance, net of expenses, were $339,955.

8.  PREFERRED STOCK           On March 18, 1998, the Company executed an
                              agreement with the holders of certain subordinated debentures of UNICO, Inc. to purchase these debentures totaling in the aggregate $1,034,000, plus all of the outstanding shares of UNICO's
                              Series C Preferred Stock which they held in exchange for $100,000 and 250,000 shares of the Company's Convertible Cumulative Preferred Stock,
                              (the "Series A Preferred Stock"), par value $.01, with a redemption price of $5 per share. Each
                              1 1/2 shares of the Company's Preferred Stock was accompanied by one stock purchase warrant (subject to adjustment) which entitles the holder to purchase one share of the Company's common stock for $.0.16, valid for five years from May 7, 1998.
                              The Series A Preferred Stock is callable at the sole option of the Company at any time. The shares have a $5 per share preference on liquidation or dissolution of the Company. An amount of $934,000 was allocated to the Series A preferred stock based on the dollar value of the subordinated debentures purchased from the debentureholders.

9.  COMMON STOCK              On May 12, 1998, the Company issued 79,281 shares
                              of common stock in exchange for a note receivable in the amount of $12,000, plus accrued interest of $1,400, and 359,931 common shares of UNICO, Inc.
                              stock valued at $25,537.

                                               NEXT GENERATION MEDIA CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                              During July 1998, the Company issued 50,000 shares of common stock as a finder's fee to 20th Century Associates, Inc. (Note 6). The common stock was valued at $2 based on the estimated fair market value.

                              During July and August 1998, the Company issued 50,000 shares of common stock in conjunction with notes payable (Note 6). The common stock was valued at $2 based on the estimated fair market value.

10. STOCK SUBSCRIPTION        On May 12, 1998, $156,145 of the stock
    RECEIVABLE                subscription receivable from Joel Sens, a
                              significant shareholder, was transferred into a promissory note receivable from Gerard Bernier, a director of UNICO, Inc. This note was subsequently cancelled and recorded as compensation expense to Mr. Bernier. Also, the stock subscription receivable was reduced by $15,000 to reflect a reduction in a note payable due Joel Sens. In addition, the Company forgave $152,905, plus accrued interest of $20,946 due from Joel Sens.
                              These amounts are recorded as compensation expense to Mr. Sens. Finally, the remaining $35,000 was transferred to a shareholder in exchange for his cancellation of a note payable in the same amount.

11. INCOME TAXES              The Company, based on the information currently
                              available, does not believe it will generate taxable income, after considering net operating loss carry-forwards, for the year ending December
                              31, 1998. Accordingly, the Company did not recognize an income tax benefit for the period ended September 30, 1998.

                                               NEXT GENERATION MEDIA CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EXTRAORDINARY LOSS        On March 18, 1998, the Company entered into an
    ON FORGIVENESS            agreement with holders of certain subordinated
    OF DEBT                   debentures of UNICO, Inc., to purchase these
                              debentures aggregating $1,034,000 (Note 8). This transaction was executed on May 7, 1998. Effective
                              May 8, 1998, the Company canceled UNICO's obligation to the Company arising from the Company's assumption of UNICO's subordinated debt.
                              This release is effective regardless of the ultimate outcome of the proposed Stock Purchase
                              Agreement and Plan of Merger (Note 14).
                              Accordingly, the Company wrote off the receivable from UNICO, Inc. of $1,034,000 and classified it as an extraordinary item in the accompanying statement of operations.

13. COMMITMENTS               On May 1, 1998, the Company entered into a
                              consulting agreement with Joel Sens, a significant shareholder. The agreement is for a three year period and provides for annual compensation of $120,000. During the first year, amounts due in excess of $60,000 will be deferred until the redemption or conversion of the Company's Series A and Series B preferred stock. If the conversion does not take place by May 1, 1999, the deferred compensation will be forfeited. After the first year, the annual compensation will be $60,000 per year until the conversion is completed.

14. PROPOSED STOCK            The Company is currently negotiating an agreement
    PURCHASE AGREEMENT        to acquire all of the issued and outstanding stock
    AND PLAN OF MERGER        of United Marketing Solutions, Inc. (UMSI). UMSI
                              is engaged in the cooperative direct mail marketing business and is a subsidiary of UNICO, Inc. In accordance to the proposed plan of merger, UMSI will be merged into a special purpose subsidiary of the Company with UMSI as the surviving corporation. In exchange for the capital stock of UMSI, the Company will pay cash of $172,665. In addition, the Company has agreed to forgive the indebtedness of UNICO, Inc. in the amount of $175,500 (Note 3) and to extinguish certain debts of UNICO, Inc. up to $164,000.
                              Further, the Company will assume a secured loan from Banc First not to exceed $450,000. In addition, the Company has agreed to provide additional consideration to TC Equities, Ltd., in the form of the Series C. Preferred Stock it purchased on March 18, 1998 (Note 7) and the
                              359,931 shares of common stock it purchased May
                              12, 1998 (Note 4).  UMSI had sales of
                              approximately $5,500,000 and a net loss of approximately $(600,000) for the year ended
                              December 31, 1997.

                                               NEXT GENERATION MEDIA CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Quarterly Results of Operations

                  Management cannot fully assess material changes in the registrant's results of operations with respect to the 1998 fiscal year to September 30, 1998 from the corresponding year to date period of the preceding fiscal year, for the reasons set forth in the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

                  The following discussion is based on assumptions made by management as to the registrant's results of operations and financial condition as of September 30, 1997 and for the period then ended as reported in the registrant's Quarterly Report on Form 10-Q for that period. No assurances can be given as to the accuracy of such assumptions. However, management has no knowledge of any information that would make reliance on such assumptions unwarranted.

                  As of September 30, 1997, the registrant had $405,719 in total assets. As of September 30, 1998, the registrant had assets totaling $1,266,707. This increase is due primarily to (1) an increase in notes receivable and (2) a deferred consulting fee that will paid in the form of common stock. Secondary causes in the increase include (1) an increase from $89,209 to $166,949 of accounts receivable of the registrant's operating subsidiary, Independent News, Inc. ("INI") and (2) an increase from $39,300 to $109,648 of net property and equipment.

                  The registrant had current liabilities as of September 30, 1997 of $223,413. As of September 30, 1998, the registrant had current liabilities of $1,277,374 and total liabilities of $1,266,707. The increase in current liabilities is due primarily to increases in notes payable, consulting fees payable and wages payable.

                  The registrant had revenues of $429,729 from operations during the period covered by this report, all of which derived from the operations of its sole operating subsidiary, INI. INI engages in the community newspaper publishing business in several townships in northern New Jersey. During the quarter, the registrant incurred $169,370 of operating expenses resulting in an operating loss of $163,063. The registrant had revenues of $5,580 in the three month period through September 30, 1997.

                  The registrant had a net loss per share during the second fiscal quarter of 1997 of $0.004 and a cumulative net loss per share during the first nine months of fiscal 1997 of $0.022. During the period covered by this report, the registrant had a net loss per share of $0.07 on both a basic and diluted basis and a cumulative net loss per share during the first nine months of 1998 of $0.59.

                  The registrant entered into two investment banking advisory agreements during the third quarter of 1998 with 20th Century Associates, Inc. and Lloyd Wade Securities, Inc. Pursuant to these agreements, the registrant shall issue 200,000 shares of its common stock to each of these entities in exchange for certain investment banking advice regarding alternative methods for financing the registrant's activities, including through a private placement offering of its securities.

Liquidity and Capital Resources

                  The registrant's principal sources of liquidity are shareholder loans. However, during the period covered by this report, the registrant's principal source of liquidity was loans entered into with third party lenders. On July 14, 1998, August 5, 1998 and September 9, 1998, the registrant borrowed $50,000, $50,000 and $5,000, respectively, from Tiffany Productions, Inc. Also, on July 14, 1998 and August 5, 1998, the registrant borrowed $50,000 and $50,000, respectively, from Capital York, Inc. The terms of each of these loans is identical: (1) three month term, (2) accrued interest and principal and (3) interest payable at a rate of 12% per annum. The registrant paid a fee to an affiliate of the lenders and agreed to issue 25,000 shares of common stock to an affiliate of each of the lenders in exchange for making the loans. The net proceeds of the loans were transferred to Unico, Inc. as a working capital loan.

                  As of the date of this report, the registrant is seeking to extend the terms of the above-described loans, making all outstanding amounts due and payable on March 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 5.           OTHER INFORMATION.

                  The registrant has renegotiated the agreements by which the registrant intends to consummate its acquisition of United Marketing Solutions, Inc. from Unico, Inc. The details of the renegotiated terms are explained in a current report filed on Form 8-K on the same date as the filing of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  Exhibit 27        Financial data schedule.

         (b)      Reports on Form 8-K:

                  There were no reports filed on Form 8-K during the period covered by this report.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NEXT GENERATION MEDIA CORP.

Date:  January 7, 1999                      By:   s/s  Larry Grimes
                                               --------------------
                                          Larry Grimes, President
                                          (Duly Authorized Officer)

Date:  January 7, 1999                      By:   s/s  Kenneth Brochin
                                               -----------------------
                                          Kenneth Brochin, Treasurer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

                                                                  Sequentially
                                                                    Numbered
Exhibit                           Description                         Page
-------                           -----------                     --------------
27       --                Financial Data Schedule