Form 10KSB40
period 1998-12-31
NEXT GENERATION MEDIA CORP
filed 1999-11-12
CIK 356292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1998
                           -----------------

                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number  2-74785-B
                        ---------

                           Next Generation Media Corp.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

       Nevada                                                  88-0169543
--------------------                                         ------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 8380 Alban Road
 Springfield, Virginia 22150                                      (703) 913-0416
---------------------------------                                 --------------
(Address of principal executive offices)         (Registrant's telephone number,
                                                 including area code)

Securities registered pursuant to Section 12(b) of the Act:  none
Securities registered pursuant to Section 12(g) of the Act:  none

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes       No   X
          -----    -----

       Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year: $1,808,713.
                                                               -----------

       State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of November 5, 1999, the aggregate market value of the Common Stock of the issuer held by non-affiliates was $5,648,928, calculated on the basis of a recent private sale of Common Stock as of September 21, 1999. The aggregate market value of the Preferred Stock of the issuer held by non-affiliates, based on its conversion into Common Stock (at the assumed Common Stock price used in the prior calculation) as of November 5, 1999, was $800,000. There is no established public trading market for either the Common Stock or the Preferred Stock.

       The total number of issued and outstanding shares of the issuer's common stock, par value $0.01, as of November 5, 1999 was 4,260,818.

       Documents incorporated by reference: None.

       Transitional Small Business Disclosure Forman (Check one): Yes   ; No X .
                                                                     ---    ---

                                     PART I

ITEM 1.   BUSINESS.

       THIS ANNUAL REPORT ON FORM 10K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE ISSUER'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE WORDS "ESTIMATE," "PROJECT," "INTEND," "EXPECT," "ANTICIPATE" AND SIMILAR EXPRESSION ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS INCLUDE, BUT ARE NOT NECESSARILY LIMITED TO, THE ABILITY OF THE ISSUER'S ABILITY TO ACQUIRE NEW BUSINESSES AND GENERATE NEW CASH FLOWS THERE FROM, AND THE ISSUER'S ABILITY TO OBTAIN ADDITIONAL CAPITAL TO SUPPORT ITS OPERATIONS AND GROWTH.

       Introduction. Next Generation Media Corp. (the "Company" or the "issuer") was incorporated on November 21, 1980 under the laws of the State of Nevada in the name Micro Tech Industries Inc. On February 6, 1997, an unrelated third party purchased 85.72% of the outstanding stock of Microtech Industries, Inc. from its majority shareholder for $50,000 in cash. Effective March 31, 1997, Microtech Industries changed its name to Next Generation Media Corporation. Current management believes that prior to February 6, 1997, the Company was a "shell" company for at least five years without assets and liabilities. Current management is unaware of any operating history of the Company prior to February 6, 1997.

       Reporting Period Principal Services. During the reporting period, the Company operated as a publicly owned holding company with a single wholly owned operating subsidiary, Independent News Inc. ("INI"). INI engages in the community newspaper publishing business. It produces and issues weekly free newspapers distributed via the mail to approximately 68,000 homes in northern New Jersey. INI generates all of its revenues from the sale of advertisements that generally are placed by local merchants in the communities that the newspapers serve. The newspapers are generally identical in editorial content but are varied according to advertising content. The New Jersey townships that INI's community newspapers serve include Wayne, Fairfield, Lincoln Park, Peuannok, Pompton Plains, Montville, Towaco, Bloomingdale, Riverdale, Butler, Kinnelon, Smoke Rise, Pompton Lakes, Little Falls, Totowa and West Patterson. The Company acquired the community newspaper business operated by INI in September 1997. INI had $1,808,713 in revenues and an operating loss of $72,040 during the reporting period. INI had assets of $374,138 as of December 31, 1998.

       Future Acquisitions and New Products and Services. The Company's business strategy is to grow through new acquisitions. The Company is currently exploring the possibility of selling the community newspaper business operated by INI in order to repay debt and to facilitate future acquisitions.

       Subsequent to the reporting period, the Company acquired United Marketing Solutions, Inc. ("United") as of April 1999. Originally founded in 1981 as United Coupon Corporation, United has operated within the cooperative direct mail industry for 17 years. United has diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in three of the fastest growing communications mediums: direct mail, direct marketing and internet marketing. United offers advertising and marketing products and services through a network of franchisees in 17 states, with the largest concentration being in the northeast United States. United provides full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, service providers and professionals as resources to help them generate trial and repeat customers. United's core product, the cooperative coupon envelope, reaches in excess of 25 million mailboxes per year with a estimated 500 million coupons.

       In 1999, United introduced an Internet web site, www.ishopol.com, marketed as "iSHOPoL - AMERICA'S ONLINE SHOPPING SITE" ("iSHOPol"). iSHOPoL provides a directory of local businesses and professionals with coupons, display ads, combination ads (display ads with coupons), and multi-page websites. Users have access to a variety of useful information options and entertaining activities including a white pages directory, weather reports, an online arcade, fun sites (horoscopes and entertainment), lottery results and real estate classified ads by market. United is in the process of integrating iSHOPoL with its other product offerings, providing a complete direct marketing and advertising link which management expects to be unique in the online electronic commerce industry. Management expects that synergy resulting from common marketing, advertising and management with its United subsidiary will enhance the Company's profitability potential.

       Competition. The Company's current and proposed future lines of business are highly competitive. First, the advertising business, including the community newspaper business, is highly competitive with many firms competing in various forms of media and possessing substantial resources. The Company's community newspaper business has several direct competitors servings its local markets, although management believes that INI has no direct competitor offering a 100% mailed (as opposed to delivery) weekly newspaper. The circulation of other newspapers in the local markets in which INI operates includes: The New Jersey Star Ledger, circulation approximately 12,000, The Herald & News, circulation approximately 9,000, The Record, circulation approximately 8,000 and The Suburban Trends, circulation approximately 7,500.

       In addition, the Company's new lines of business entered into after the reporting period are highly competitive. The direct mail industry is highly fragmented and includes a large number of small and independent cooperative direct mailers in addition to competition from companies for whom coupon advertising is not their primary line of business. In addition, several large firms - notably Val-Pak Direct Marketing Systems, Inc., Money Mailer and Advo, Inc. - are direct competitors of United in its direct mail marketing business. Concerning United's Internet business, there is intense competition among web-based advertisers and many of United's competitors are larger and significantly better capitalized. No assurance can be given that the Company will be successful in attracting the number of Internet customers necessary to implement its business strategy involving iSHOPoL.

       Government Regulation. United, which was acquired after the reporting period, is subject to state regulation as a franchiser. Management believes that United is in substantial compliance with applicable state franchise laws.

       Employees. At the end of the reporting period, INI had approximately twelve employees, and the Company had a President and Secretary/Treasurer, neither of whom performed any services or were salaried employees during the reporting period. United, which was acquired after the reporting period, employs approximately 92 individuals.

ITEM 2.   PROPERTIES

       INI operates a 3,500 square foot facility located in Pompton Lakes, New Jersey. The building consists of two stories with the administration and production unit on one level and the sales staff on the other level. INI has a five year lease on the property that runs through October, 2002.

       United operates a 64,000 square foot facility located in Springfield, Virginia. The building consists of two levels with the administrative, sales, and creative offices on one level and the production unit on the other level. United currently has a ten year lease that runs through August of 2005.

ITEM 3.   LEGAL PROCEEDINGS

       The Company is not involved in any pending or, to management's knowledge, threatened legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted during the fourth quarter of fiscal year 1998 to a vote of the security holders.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       There was no public trading market for the issuer's securities in 1998 or in 1999 to date. As of November 5, 1999, there were approximately 633 holders of record of the Company's common stock.

       There have been no cash dividends paid on the Company's common stock since February 6, 1997, and management is unaware of any dividends paid prior to that date. The Company is restricted in its ability to pay dividends on its common stock in the future by the terms of its Series A and Series B Preferred Stock, each of which carry cumulative dividends that must be paid prior to any payment of dividends on the common stock. Management presently intends to retain all future earnings not required to be paid to the holders of the Series A and Series B Preferred Stock, and does not anticipate paying cash dividends to the holders of common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

       Total revenues increased 276%, to $1,808,713 in 1998 from $481,316 in 1997. Total revenues are generated by the Company's subsidiary, INI, and increased as the Company purchased INI in September 1997. Total revenues for 1998 increased 17% over pro forma revenues for 1997 of $1,549,042, primarily due to an increase in volume.

       Total operating expenses increased 731%, to $4,884,517 in 1998 from $587,875 in 1997. Printing costs, postage and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregate to $1,349,619, increased 306%, from $332,602 in 1997, which is comparable to the increase in total revenues discussed above. The Company recorded compensation expense relating to the issuance of stock options of $2,126,870 in 1998. The Company also forgave stock subscriptions receivable aggregating $329,996 from two directors. General and administrative expenses increased 322%, to $1,078,032 in 1998 from $255,273. This was due to the inclusion of INI's results for a full year and increased compensation expense and professional fees at the parent company level.

       Interest expense increased 2,491%, to $138,324 in 1998 from $5,338 in 1997. This is due to new borrowings of $265,000 in 1998 and an effective interest rate of 80% on two loans arising from the issuance of stock, in addition to the stated interest rate.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has relied primarily on funds generated from the issuance of preferred and common stock and from the issuance of notes payable to finance its operations and expansion. The Company's working capital deficit increased during 1998 to $(381,528), primarily due to the increase in notes payable due within one year and an increase in wages payable. As of December 31, 1998, the Company had cash of $326, compared to $0 at December 31, 1997.

       Cash used in operating activities was $231,247 in 1998, compared to $46,803 in 1997. This was primarily due to the net loss of $(3,207,705), offset by non-cash charges relating to the issuance of stock options of $2,126,870 and forgiveness of stock subscriptions receivable of $329,996. Also, wages payable increased by $244,616.

       Cash used in investing activities was $132,108 in 1998, compared to $49,154 in 1997. The capital expenditures related to deferred acquisition costs and leasehold improvements.

       Cash provided by financing activities was $363,681 in 1998, compared to $95,957 in 1997. The increase was the result of proceeds from notes payable in the amount of $265,000, net proceeds from the issuance of common stock of $130,000, and net proceeds from the issuance of preferred stock of $339,955, offset by the issuance of notes receivable in the amount of $345,500.

       The Company has experienced a significant loss in 1998 and has deficits in working capital and stockholder's equity. The Company and its subsidiaries have significant short-term cash commitments coupled with limited working capital. Due to these factors, the Company's independent certified public accountants have included an explanatory paragraph in their report stating that these factors raise substantial doubt about the Company's ability to continue as a going concern.

       The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and ultimately to obtain profitability. The Company is actively pursuing additional equity financing through a private placement to accredited investors. From March 1999 through July 1999 the Company has raised in excess of $600,000 of equity financing. Management is also considering the sale of additional equity securities under appropriate market conditions to ensure the continuation of the Company's operations and long-term growth. The Company has retained the services of an investment banker to assist in identifying potential mergers or acquisition opportunities that would increase cash flow from operations. There is no assurance that the Company will be successful in these efforts.

       In April 1999, the Company acquired 100% of the issued and outstanding capital stock of United Marketing Solutions Inc. for cash (obtained through private sales of common stock to unrelated investors) and the assumption of debt totaling $912,703.

       The Company has no unused capital resources.

YEAR 2000 COMPLIANCE

       The Company has assessed both the cost of addressing and the costs of consequences of incomplete or untimely resolution of the Year 2000 issue. The Company has reviewed its internal systems and has upgraded and replaced such systems with applications, in the normal course of business, that are Year 2000 compliant. To date, the costs of such upgrades have been minimal. The Company plans to conduct a survey of its critical vendors concerning their year 2000 compliance within the next sixty days.

       The Company currently utilizes off the shelf software and uses no internally developed software in the operation of its business. The software embedded in the Company's products is not date sensitive and as such is not subject to the Year 2000 issue. Accordingly, the Company has determined that its estimated costs related to the Year 2000 issue are not anticipated to be material to the Company's business, operations or financial condition. The Company will, within the next sixty days, develop a contingency plan to be utilized in the event that its management information systems fail due to a Year 2000 related issue.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       In the normal course of business, operations of the Company may be exposed to fluctuations in interest rates. These fluctuations can vary the cost of financing, investing, and operating transactions. Because the Company has only fixed rate short term debt, there are no material impact on earnings of fluctuations in interest rates.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets of liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently classified into income when the transaction affects earnings. The Company will be required to adopt SFAS 133 by January 1, 2001. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no material impact on its financial position or results of operations.

ITEM 7.   FINANCIAL STATEMENTS

                       NEXT GENERATION MEDIA CORPORATION
                                    CONTENTS



      INDEPENDENT AUDITORS' REPORT                                          F2

      CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated balance sheets                                  F3-F4

            Consolidated statements of operations                           F5

            Consolidated statements of stockholders' deficit                F6

            Consolidated statements of cash flows                        F7-F8

            Summary of accounting policies                              F9-F10

            Notes to consolidated financial statements                 F11-F22

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of NEXT GENERATION MEDIA CORPORATION


We have audited the accompanying consolidated balance sheets of NEXT GENERATION MEDIA CORPORATION as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NEXT GENERATION MEDIA CORPORATION at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred significant losses in prior years which are expected to continue in the future. These losses have made it difficult for the Company to meet its obligations as they become due. Also, the Company has deficits in working capital and stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                                BDO Seidman, LLP

Washington, D.C.
November 3, 1999

                       NEXT GENERATION MEDIA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

December 31,                                                                     1998                            1997
==========================================================================================================================
ASSETS

CURRENT
   Cash                                                                    $      326                        $      -
   Notes receivable from UNICO (Note 4)                                       175,500                               -
   Accounts receivable, less allowance for doubtful
      accounts of $65,534 and $42,560                                         122,443                         198,335
   Accrued interest receivable                                                  2,253                          15,785
   Deferred loan costs, net of
      accumulated amortization of $53,577 (Note 8)                             66,423                               -
   Deferred offering costs (Note 17)                                          185,520                               -
--------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                          552,465                         214,120
--------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET (Note 5)                                          170,572                          67,781
--------------------------------------------------------------------------------------------------------------------------

OTHER
   Deferred acquisition costs (Note 11)                                     1,094,167                               -
   Intangibles, net of accumulated amortization of $49,315
      and $12,529 (Note 6)                                                    155,862                         192,648

   Investment in UNICO (Note 7)                                                25,537                               -
--------------------------------------------------------------------------------------------------------------------------







TOTAL ASSETS                                                               $1,998,603                        $474,549
==========================================================================================================================

                       NEXT GENERATION MEDIA CORPORATION
                          CONSOLIDATED BALANCE SHEETS


December 31,                                                                1998                            1997
=====================================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Checks issued against future deposits                                $ 28,919                       $  44,821
   Notes payable, current portion (Note 8)                               237,153                          25,449
   Current obligations under capital leases (Note 9)                      41,425                               -
   Accounts payable and accrued expenses                                 236,523                         248,901
   Wages payable                                                         244,616                               -
   Due to related parties (Note 10)                                      129,570                         131,351
   Deferred revenue                                                       15,787                               -
---------------------------------------------------------------------------------------------------------------------

   TOTAL CURRENT LIABILITIES                                             933,993                         450,522

LONG TERM DEBT
   Obligations under capital leases (Note 9)                              18,339                               -
   Notes payable (Note 8)                                                      -                          27,505
   Accrued dividends (Notes 11 and 12)                                    96,569                               -
---------------------------------------------------------------------------------------------------------------------

   TOTAL LIABILITIES                                                   1,048,901                         478,027
---------------------------------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCK SERIES A, par value $.01,
      redemption value $6 per share,500,000 shares authorized,
      250,000 shares issued and outstanding (Note 11)                    782,292                               -

REDEEMABLE PREFERRED STOCK SERIES B, par value $.01,
   redemption value $5 per share, 500,000 shares authorized
   70,000 shares issued and outstanding (Note 12)                        233,333                               -
---------------------------------------------------------------------------------------------------------------------

COMMITMENTS (Note 16)

STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value, 50,000,000 authorized,
      3,629,318 and 3,113,450 issued and outstanding (Note 13)            36,291                          31,134
   Additional paid in capital (Note 13)                                3,625,363                         419,616
   Accumulated deficit                                                (3,727,577)                        (95,178)
   Less stock subscription receivable (Note 14)                                -                        (359,050)
---------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                              (65,923)                         (3,478)
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $1,998,603                       $ 474,549
=====================================================================================================================

        See accompanying summary of accounting policies and notes to consolidated financial statements.

                       NEXT GENERATION MEDIA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,                                                                  1998                    1997
===========================================================================================================================
REVENUES:

Advertising revenues                                                                $1,505,241              $  430,952
Classified revenues                                                                    225,070                  48,066
Commission income                                                                       78,402                   2,298
---------------------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                                       1,808,713                 481,316
---------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Printing costs                                                                      375,143                 101,187
   Postage and delivery                                                                504,181                 125,337
   Other production costs                                                              195,622                  50,507
   Selling expenses                                                                    182,534                  39,688
   General and administrative expenses                                               1,078,032                 255,273
   Compensation expense relating to the issuance of stock and stock options
     (Note 13)                                                                       2,126,870                       -
   Forgiveness of stock subscription receivable (Note 14)                              329,996
   Depreciation and amortization                                                        92,139                  15,883
---------------------------------------------------------------------------------------------------------------------------

   TOTAL OPERATING EXPENSES                                                          4,884,517                 587,875
---------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                                (3,075,804)               (106,559)
---------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest income                                                                       6,014                  16,719
   Other income (expense)                                                                4,409                       -
   Interest expense (Note 8)                                                          (138,324)                 (5,338)
---------------------------------------------------------------------------------------------------------------------------

   TOTAL OTHER INCOME (EXPENSE)                                                       (127,901)                 11,381
---------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX EXPENSE                                                      (3,203,705)                (95,178)

INCOME TAX EXPENSE (NOTE 15)                                                            (4,000)                      -
---------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                            (3,207,705)                (95,178)
---------------------------------------------------------------------------------------------------------------------------

Preferred stock dividends                                                              (96,569)                      -
Preferred stock deemed dividends                                                      (328,125)                      -
---------------------------------------------------------------------------------------------------------------------------

Loss applicable to common shareholders                                             $(3,632,399)               $(95,178)
===========================================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                                           $      (1.09)             $   (  .04)
---------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                            3,319,201              2,452,839
===========================================================================================================================

        See accompanying summary of accounting policies and notes to consolidated financial statements.

                       NEXT GENERATION MEDIA CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                        Common Stock
                               -----------------------------   Additional                           Stock
                                                                  Paid-in    Accumulated     Subscription
                                   Shares            Amount       Capital        Deficit       Receivable          Total
===========================================================================================================================
BALANCE, January 1, 1997                -           $     -    $        -    $         -       $        -    $         -

Acquisition of Microtech          800,889             8,009        41,991              -                -         50,000

Issuance of common
   stock                        2,312,561            23,125       377,625              -         (359,050)        41,700

Net loss                                -                 -             -        (95,178)               -        (95,178)
---------------------------------------------------------------------------------------------------------------------------

BALANCE, December
31, 1997                        3,113,450            31,134       419,616        (95,178)        (359,050)        (3,478)

Fair value of warrants
   issued in connection
   with issuance of
   redeemable preferred
   stock                                -                 -       476,622              -                -        476,622

Deemed dividend in
   connection with
   redeemable referred
   stock                                -                 -             -       (328,125)               -       (328,125)

Preferred stock
   dividends                            -                 -             -        (96,569)               -        (96,569)

Forgiveness of stock
   subscription
   receivable                                                                                     329,996        329,996

Repayment of stock
   subscription receivable              -                 -             -              -           29,054         29,054


Issuance of stock and
   stock options to
   shareholders and directors           -                 -     2,126,870              -                -      2,126,870

Common stock issued in
   exchange for services          440,368             4,402       473,010              -                         477,412

Issuance of common
   stock through a private
   placement                       75,500               755       129,245              -                -        130,000

Net loss                                -                 -             -     (3,207,705)               -     (3,207,705)
---------------------------------------------------------------------------------------------------------------------------

BALANCE, December
   31, 1998                     3,629,318           $36,291    $3,625,363    $(3,727,577)      $        -       $(65,923)
===========================================================================================================================

        See accompanying summary of accounting policies and notes to consolidated financial statements.

                       NEXT GENERATION MEDIA CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 18)

Years ended December 31,                                                 1998                               1997
===================================================================================================================
OPERATING ACTIVITIES
   Net loss                                                       $(3,207,705)                       $   (95,178)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
   Compensation expense relating to the issuance of stock
     and stock options                                              2,126,870                                  -
   Forgiveness of stock subscription receivable                       329,996                                  -
   Depreciation and amortization                                       92,139                             15,883
   Provision for doubtful accounts                                     34,974                             34,956
   Amortization of deferred loan costs                                 53,577                                  -
   Amortization of discount on notes payable                           44,648                                  -
   Interest on capital lease obligations                                6,066                                  -
   (INCREASE) DECREASE IN ASSETS
      Accounts receivable                                              12,176                           (105,234)
      Accrued interest receivable                                      (6,014)                           (15,785)
   INCREASE (DECREASE) IN LIABILITIES
      Accounts payable                                                 (5,377)                           118,320
      Wages payable                                                   244,616                                  -
      Deferred revenue                                                 15,787                                  -
      Consulting fees payable                                          27,000                                  -
      Accrued interest payable                                              -                                235
-------------------------------------------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES                                    (231,247)                           (46,803)
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Acquisition of property and equipment                              (32,108)                           (34,154)
   Deferred acquisition costs                                        (100,000)                                 -
   Other                                                                    -                            (15,000)
-------------------------------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                                    (132,108)                           (49,154)
===================================================================================================================

                       NEXT GENERATION MEDIA CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 18)

Years ended December 31,                                                        1998                               1997
==========================================================================================================================

FINANCING ACTIVITIES
   Checks issued against future deposits                                 $   (15,902)                        $   44,821
   Proceeds from notes payable                                               265,000                                  -
   Issuance of notes receivable                                             (345,500)                                 -
   Proceeds from issuance of common stock                                    130,000                             25,000
   Proceeds from issuance of preferred stock and warrants                    339,955                                  -
   Net advances from related parties                                          67,173                             50,145
   Payments of capital lease obligation                                      (31,596)                                 -
   Repayment of note payable                                                 (25,449)                           (24,009)
   Loan fees                                                                 (20,000)                                 -
--------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                        363,681                             95,957
--------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                                 326                                  -

CASH, beginning of period                                                          -                                  -
--------------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                      $       326                         $        -
==========================================================================================================================

        See accompanying summary of accounting policies and notes to consolidated financial statements.

                       NEXT GENERATION MEDIA CORPORATION
                        SUMMARY OF ACCOUNTING POLICIES


BUSINESS                  The Company operates a newspaper publishing business
DESCRIPTION               distributing free newspapers, supported by local
                          advertising throughout New Jersey. In 1998 and 1997, the Company operated in one business segment.


BASIS OF                  The consolidated financial statements include the
PRESENTATION              statements of Next Generation Media Corporation (the
                          "Company") and its wholly owned subsidiary
                          Independent News, Inc. ("INI"). All significant intercompany transactions have been eliminated.


PROPERTY AND              Property and equipment are stated at cost.
EQUIPMENT                 Depreciation is computed over estimated useful lives
                          of three to five years by the straight-line method for financial reporting purposes. Leasehold improvements are amortized over the term of the lease.


LONG-LIVED ASSETS -       The Company reviews the carrying values of its
IMPAIRMENTS AND           long-lived and identifiable intangible assets for
DISPOSALS                 possible impairment whenever events or changes in
                          circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.


INTANGIBLES               Intangibles include goodwill and a covenant not to
                          compete. Goodwill is amortized on a straight-line basis over five to ten years. The covenant not to compete is amortized over five years.


REVENUE RECOGNITION       Revenue from newspaper advertising is recognized upon
                          publication.


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

                       NEXT GENERATION MEDIA CORPORATION
                        SUMMARY OF ACCOUNTING POLICIES


COMPREHENSIVE             The Company has adopted Statement of Financial
INCOME                    Accounting Standards No. 130, "Reporting
                          Comprehensive Income". Comprehensive income as defined includes all changes to equity except that resulting from investments by owners and distributions to owners. The Company has no items of comprehensive income to report.


LOSS PER COMMON SHARE     Loss per share has been computed using the weighted
                          average number of shares outstanding. The outstanding stock options were not considered in the computation because their inclusion would have been anti-dilutive.


USE OF ESTIMATES          The preparation of financial statements in conformity
IN THE PREPARATION        with generally accepted accounting principles
OF FINANCIAL              requires management to make estimates and assumptions
STATEMENTS                that affect the reported amounts of assets and
                          liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


RISKS AND                 The local newspaper publishing industry is highly
UNCERTAINTIES             competitive. Advertising revenue generally fluctuates
                          based on local economic conditions. In recent years the local publishing industry has experienced consolidation of smaller newspaper businesses into larger, better capitalized companies. These larger newspaper publishing companies attempt to increase market share by reducing advertising rates which, if successful, would have an adverse impact on the Company.


RECENT                    In June 1998, the Financial Accounting Standards
ACCOUNTING                Board issued Statement of Financial Accounting
PRONOUNCEMENTS            Standards No. 133, "Accounting For Derivative
                          Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings.
                          The Company will be required to adopt SFAS 133 by January 1, 2001. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no material impact on its financial position or results of operations.


RECLASSIFICATIONS         Certain prior year amounts have been reclassified to
                          conform to the current year presentation.

                       NEXT GENERATION MEDIA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     GOING CONCERN       The consolidated financial statements have been
                           prepared assuming that the Company will continue as a going concern. The Company incurred a significant net loss in 1998 which is expected to continue in the future. These losses have made it difficult for the Company to meet its obligations as they become due.
                           Also, the Company has deficits in working capital and stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                           The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as may be required and ultimately to attain profitability. The Company is actively pursuing additional equity financing through a private placement to accredited investors. From March 1999 through July 1999, the Company has raised in excess of $600,000 through the sale of various equity securities. Management is also considering the sale of additional equity securities under appropriate market conditions to ensure the continuation of the Company's operations and long-term growth. The Company has retained the services of investment banking counselors to assist in identifying potential mergers or acquisition opportunities that would increase cash flow from operations. There is no assurance that the Company will be successful in these efforts.


                           In April 1999, the Company completed the acquisition of United Marketing Solutions, Inc. ("United"), a profitable company that has operated within the cooperative direct mail industry for 17 years. The Company believes that consolidated cash flow from operations in fiscal 1999 will be enhanced as a result of its acquisition of United (see Note 17).


2.     PURCHASE OF         On February 6, 1997, an unrelated third party
       MICROTECH           purchased 85.72% of the outstanding stock of
       INDUSTRIES          Microtech Industries, Inc. from its majority
                           shareholder for $50,000 in cash. Effective March 31, 1997, Microtech Industries changed its name to Next
                           Generation Media Corporation. Current management believes that prior to February 6, 1997, the Company was a "shell" company for at least five years without assets and liabilities. Current management is unaware of any operating history of the Company prior to February 6, 1997. As a result of the transaction, goodwill of $50,000 was recorded.

                       NEXT GENERATION MEDIA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     ACQUISITION         On September 29, 1997, Pompton Valley Publishing Co.
       OF POMPTON          (PVP) sold to INI all of its tangible property, all
       VALLEY              accounts receivable, all intellectual property,
       PUBLISHING CO.      certain contracts, and all other business property.
                           INI assumed certain liabilities of PVP. In addition to the assumption of certain liabilities, the Company contributed 100,000 shares of its common stock and INI paid $15,000 in cash for a covenant not to compete. The shares were valued at $16,700 based on a recent stock sale. The acquisition was accounted for as a purchase. Net assets were recorded at fair value and the Company recorded goodwill of $140,000 related to the acquisition. The financial statements include the operations of INI subsequent to the acquisition date.

                           The following unaudited pro forma summary presents the combined results of operations of the Company and the acquired business, as if the acquisition had occurred at the beginning of 1997. The pro forma amounts give effect to certain adjustments, including the amortization of intangibles. This pro forma summary does not necessarily reflect the results of operations as they would have been if the businesses had constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future.

                           Year ended December 31,                                     1997
                           ================================================================
                           Total revenues                                      $  1,549,042
                           Net (loss)                                              (183,896)
                           (Loss) per common share                                     (.07)
                           ----------------------------------------------------------------


4.     NOTES RECEIVABLE    On May 12, 1998, the Company executed a promissory
                           note with UNICO, Inc. for $175,500. The note bears interest at a rate of 5.83% and is due on May 12, 2001. The note for $175,500 will be cancelled in conjunction with the acquisition of United
                           (see Note 17).


5.     PROPERTY AND        Property and equipment consists of the following:
       EQUIPMENT

                           December 31,                                   1998            1997
                           =========================================================================
                           Furniture and fixtures                    $  41,788         $27,428
                           Computer equipment                          129,997          41,507
                           Leasehold improvements                       56,600           2,200
                           -------------------------------------------------------------------------

                                                                       228,385          71,135
                           Less accumulated depreciation
                               and amortization                         57,813           3,354
                           -------------------------------------------------------------------------

                                                                      $170,572         $67,781
                           =========================================================================

                       NEXT GENERATION MEDIA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           Depreciation expense was $55,354 and $3,354 for the years ended December 31, 1998 and 1997, respectively.


                           Computer equipment recorded under capital leases amounted to $85,294. Accumulated amortization on those assets was $18,783 at December 31, 1998.


6.     INTANGIBLE          Intangible assets consist of the following items:
       ASSETS

                           December 31,                                         1998               1997
                           ================================================================================
                           Goodwill (Notes 2 and 3)                         $190,177           $190,177
                           Covenant not to compete (Note 3)                   15,000             15,000
                           --------------------------------------------------------------------------------

                                                                             205,177            205,177
                           Less accumulated amortization                      49,315             12,529
                           --------------------------------------------------------------------------------

                           Intangible assets, net                           $155,862           $192,648
                           ================================================================================

                           Amortization expense was $36,786 and $12,529 for the years ended December 31, 1998 and 1997, respectively.


7.     INVESTMENT IN       In May 1998, the Company purchased 359,931 shares of
       UNICO               common stock (approximately a 6% ownership interest)
                           of UNICO, Inc., an unrelated third party. The
                           Company accounts for this investment using the cost method in accordance with generally accepted accounting principles. In April 1999, the Company acquired United which was a wholly owned subsidiary of UNICO, Inc. (see Note 17).

                       NEXT GENERATION MEDIA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     NOTES PAYABLE       Notes payable consist of the following:

                           December 31,                                                1998                 1997
                           =========================================================================================
                           Note payable to a bank, interest
                               at 16%, due on February 6, 1999,
                               collateralized by the assets of INI                $  60,000              $     -
                           Notes payable, net of discount of
                               27,676, interest at 18% (effective
                               rate of 67%), due on October 14,
                               1998, unsecured (a)                                   72,324                    -
                           Notes payable, net of discount of
                               $27,676, interest at 18% (effective
                               rate of 67%), due on November
                               5, 1998, unsecured (a)                                72,324                    -
                           Note payable, interest at 12%, due
                               on December 9, 1998, unsecured                         5,000                    -
                           Note to a factor with interest at 8%,
                               collateralized by the assets of INI,
                               due January 1, 1999                                   27,505               27,505
                           Note to a factor with interest at the
                               lender's prime rate, collateralized
                               by the assets of INI, due on April 5, 1996                 -               25,449
                           -----------------------------------------------------------------------------------------

                                                                                    237,153               52,954

                           Less:  Current portion                                   237,153               25,449
                           -----------------------------------------------------------------------------------------

                                                                                  $       -              $27,505
                           =========================================================================================


                           (a) In conjunction with the issuance of these notes, the Company issued 50,000 shares, which have been valued at $2 based on private sales to unrelated investors. The notes payable were reduced and common stock and additional paid in capital were increased in the aggregate by $100,000.


                                    The Company paid $20,000 and issued 50,000 shares of common stock as a finder's fee for introducing the Company to the above noteholders. These costs have been deferred and are being recorded as interest expense over the term of the notes. Interest expense of $53,577 was recognized through December 31, 1998.

                       NEXT GENERATION MEDIA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           The note holders have verbally agreed to extend the term of these notes on a month-to-month basis. The amortization of the note premiums and the deferred loan fees are based on an estimated repayment date of July 31, 1999.


9.     OBLIGATIONS UNDER   The Company leases computer equipment under capital
       CAPITAL LEASES      leases. Following is a summary of future minimum
                           lease payments under capital leases:


                           Year ending December 31,
                           ============================================================================
                           1999                                                             $51,565
                           2000                                                              21,212
                           ----------------------------------------------------------------------------

                           Total minimum lease payments                                      72,777

                           Imputed interest                                                 (13,013)
                           ----------------------------------------------------------------------------

                           Present value of minimum capital lease payments                   59,764
                           ----------------------------------------------------------------------------

                           Less: current portion                                            (41,425)
                           ----------------------------------------------------------------------------

                                                                                            $18,339
                           ============================================================================


10.    DUE TO RELATED      Due to related parties consists of the following:
       PARTIES

                                                                                   1998          1997
                           =============================================================================
                           Advances made by former shareholders of INI          $94,070     $  96,696

                           Consulting fees payable                               27,000             -

                           Net advances from directors and shareholders           8,500        34,655
                           -----------------------------------------------------------------------------

                           Total                                               $129,570      $131,351
                           =============================================================================


                           In May 1998, a significant shareholder entered into a consulting agreement with the Company. The agreement has a two-year term and provides for annual compensation of $78,000. An amount of $27,000 is payable at December 31, 1998 in accordance with this agreement.

                       NEXT GENERATION MEDIA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.    REDEEMABLE          On May 7, 1998, the Company executed an agreement
       PREFERRED STOCK     with the holders of certain subordinated debentures
       SERIES A            of UNICO, Inc. to purchase these debentures, with an
                           outstanding balance of $1,034,000, in exchange for $100,000 in cash and 250,000 shares of the Company's
                           Callable Cumulative Convertible Preferred Stock,
                           (the "Series A Preferred Stock"), par value $.01.
                           The Series A Preferred Stock is callable at the option of the holder five years from the date of issuance at $6 per share. The fair market value of the preferred stock was determined to be $2.75 per share based on an independent appraisal.
                           Accordingly, the Company recorded the Series A
                           Preferred Stock at $687,500.


                           The Company will record a deemed dividend to increase the carrying value of the preferred stock to the redemption value of $1,500,000 over the period from the date of issuance to the redemption due. The deemed dividend was $94,792 for the year ended December 31, 1998.


                           The shares have a conversion price which is the lesser of $4.50 and 110% of the price of the common stock in a public or private offering. The shares have a $5 per share preference on liquidation or dissolution of the Company.


                           The Series A Preferred Stock pays a dividend of $.30 per share per annum for the first six months and $.50 per annum thereafter and are not payable until eighteen months following the date of issue.
                           Accrued dividends amounted to $73,459 at December 31, 1998.


                           Each 1 1/2 shares of the Company's Series A
                           Preferred Stock was accompanied by one stock purchase warrant (subject to adjustment) which entitles the holder to purchase one share of the Company's common stock for $0.16, valid for five years from May 7, 1998. Based on private sales of common stock to unrelated investors, the fair market value of each warrant was determined to be $2. Accordingly, the Company recorded additional paid in capital related to these warrants of $306,667.


                           Effective May 8, 1998, the Company canceled UNICO's obligation to the Company arising from its assumption of UNICO's subordinated debt. The assumption of UNICO's subordinated debt was required to complete the acquisition of United (See Note 17). Therefore, the total of cash paid and the value assigned to the preferred stock and warrants has been recorded as a deferred acquisition cost.

                       NEXT GENERATION MEDIA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.    REDEEMABLE          In May 1998, the Company issued 70,000 shares of
       PREFERRED STOCK     Redeemable Cumulative Convertible Preferred Stock,
       SERIES B            (the "Series B Preferred Stock") par value $.01 with
                           a redemption price of $5.00 per share. The original agreement was amended and restated in December 1998.
                           Under the restated agreement, the holder can redeem the Series B Preferred Stock after May 4, 1999. The
                           Company also issued 250,000 warrants for the purchase of one share of common stock at an exercise price of $.16 per warrant, valid for five years from May 1998. Gross proceeds from the original issuance, net of expenses, were $339,955. In conjunction with amending the original agreement, the Company sold
                           1,800,000 shares of common stock of UNICO, Inc. to the preferred stockholder for $1. The fair market value at the date of the transaction of these shares was determined to be $170,000. This amount has been recorded as an additional reduction of proceeds in conjunction with the issuance of the Series B
                           Preferred Stock. Thus, adjusted net proceeds are $169,955.


                           Based on private sales of common stock to unrelated investors at $2, the fair market value of the warrants was determined to be in excess of the net proceeds and therefore the entire net proceeds have been allocated to the warrants.


                           The Company will record a deemed dividend to increase the carrying value of the preferred stock to the redemption value of $350,000 over the period from the date of issuance to the redemption date. The deemed dividend was $233,333 for the year ended December 31, 1998.


                           The Series B Preferred Stock has a conversion price which is the lesser of $4.50 and 110% of the price of the common stock in a public or private offering. The shares have a $5 per share preference on liquidation or dissolution of the Company.


                           The Series B Preferred Stock pays a dividend of $.50 per annum which is only payable upon redemption of the Series B Preferred Stock. Accrued dividends amounted to $23,110 at December 31, 1998.


13.    COMMON STOCK        On March 19, 1997, the Board of Directors of the
                           Company approved a 1 for 10 reverse stock split of common stock. The change in the Company's common stock for the reverse stock split has been given retroactive effect for all periods presented.


                           In accordance with a consulting agreement with a significant shareholder, on May 1, 1998 the shareholder was granted 250,000 options to purchase shares of common stock at a price of $.02 per share. The market value of the stock was determined to be $2 based on private stock sales to unrelated investors. Accordingly, the Company recorded compensation expense of $495,000 in 1998.

                       NEXT GENERATION MEDIA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           On May 7, 1998, the Company granted 450,000 options to a significant shareholder to purchase shares of common stock at a price of $.50 per share. The market value of the stock was determined to be $2 based on private sales to unrelated investors. The Company recorded compensation expense of $675,000.


                           On May 12, 1998, the Company issued 79,281 shares of common stock in exchange for a note receivable in the amount of $12,000, plus accrued interest of $1,400, and 359,931 common shares of UNICO, Inc. stock with a fair value of $25,537.


                           Also on May 12, 1998, the Company issued 137,587 shares of common stock in exchange for the cancellation of various notes payable to officers of the Company amounting to $45,954. The market value of the stock was determined to be $2 based on private sales to unrelated investors. The Company recorded compensation expense of $229,220 based on the difference between the fair market value of the stock and the consideration.


                           During July and August 1998, the Company issued 100,000 shares of common stock in conjunction with notes payable (Note 8). The common stock was valued at $2 based on private sales to unrelated investors.


                           During December 1998, the Company issued 75,500 shares of common stock through a private placement to various individual investors at $2 per share. Net proceeds from the private placement amounted to $75,520.


                           During December 1998, the Company granted 367,500 options to directors to purchase shares of common stock at a price of $.02 per share. The market value of the stock was determined to be $2 based on private sales to unrelated investors. The Company recorded compensation expense of $727,650.


                           The following summary represents activity under the Company's stock option plan:

                                                                      Number of       Exercise      Expiration
                                                                         Shares          Price            Date
                           ====================================================================================
                           At January 1, 1997                                 -              -               -
                           Options granted                               37,500           $.60        12-31-99
                           ------------------------------------------------------------------------------------

                           Balance outstanding
                               December 31, 1997                         37,500
                           Options granted                              250,000           $.02        05-01-08
                           Options granted                              450,000           $.50        05-07-08
                           Options granted                              367,500           $.02        12-30-08
                           ------------------------------------------------------------------------------------

                           Balance outstanding and
                           exercisable - December 31, 1998            1,105,000              -               -
                           ====================================================================================

                       NEXT GENERATION MEDIA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No. 25. As allowable under SFAS 123, the Company used the "Minimum Value" method to measure the compensation cost of stock options, granted in 1998 and 1997. For the options granted in 1997, the following assumptions were used: risk-free interest rate of 5.80%, a dividend payout rate of zero, and an expected option life of two years. For the options granted in 1998, the following assumptions were used: risk-free interest rate of 5.67%, volatility of 45%, a dividend payout rate of zero, and an expected option life of ten years. There were no adjustments made in calculating the fair value to account for non-transferability.


                           Under these assumptions, the fair value of stock options granted in 1997 is $0.18. The fair value of stock options granted in 1998 ranges from $0.33 to $1.99.


                           Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


                           If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income would have been changed to the pro forma amounts indicated below:

                                                                               Year ended December 31,
                                                                          1998                          1997
                                                              =========================================================
                                                                    AS            PRO             AS            PRO
                                                                 REPORTED        FORMA       REPORTED          FORMA
                                                              ---------------------------------------------------------

                           Loss applicable to common
                              shareholder                      $(3,632,399)   $(3,783,705)   $(95,178)       $(101,790)
                           Basic and diluted loss per share    $     (1.09)   $     (1.14)   $   (.04)       $    (.04)
                           ============================================================================================


14.    STOCK SUBSCRIPTION  On May 12, 1998, $156,145 of the stock subscription
       RECEIVABLE          receivable from a significant shareholder of the
                           Company was transferred into a promissory note receivable from a director of UNICO, Inc. and was subsequently canceled. Also, the Company forgave
                           $152,905, plus accrued interest of $20,946 due from the director. These amounts aggregate to $329,996, which has been included in operating expenses in the accompanying statement of operations.

                       NEXT GENERATION MEDIA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.    INCOME TAXES        Significant components of the Company's deferred tax
                           assets at December 31, 1998 and 1997, are as follows:


                           December 31,                                         1998           1997
                           ============================================================================
                           DEFERRED TAX ASSETS
                               Net operating loss carryforwards
                                  for income tax purposes                  $ 889,000       $ 13,000

                               Reserve for doubtful accounts                  22,000          8,500
                           ----------------------------------------------------------------------------

                           TOTAL DEFERRED TAX ASSETS                         911,000         21,500

                               Less valuation allowance                     (911,000)       (21,500)
                           ----------------------------------------------------------------------------

                           TOTAL                                           $       -       $      -
                           ============================================================================

                           Management has provided a valuation allowance for net deferred tax assets as of December 31, 1998 and 1997, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.


                           At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,000,000, which are available to offset future federal taxable income, if any, through 2018.


16.    COMMITMENTS AND     The Company has a lease for office space in Pompton
       CONTINGENCIES       Lakes, New Jersey. The lease has a sixty-four month
                           term commencing on September 15, 1997. Annual future minimum lease payments under this operating lease are as follows:

                           Year ending December 31:
                           =========================================================
                           1999                                          $21,600
                           2000                                           21,600
                           2001                                           23,760
                           2002                                           23,760
                           ---------------------------------------------------------

                                                                         $90,720
                           =========================================================

                           Rent expense for the year ended December 30, 1998 and 1997 was $19,800 and $2,550, respectively.

                       NEXT GENERATION MEDIA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17.    SUBSEQUENT EVENTS   Between March and June 1999, the Company issued
                           331,500 shares of common stock at $2 per share through private sales to unrelated investors. Net proceeds, after both cash and non-cash issuance cost amounted to $443,693. The Company deferred expenses of $185,520 related to one of these private stock offerings which was in progress at December 31, 1998.


                           On April 1, 1999, the Company acquired all of the outstanding common stock of United for $336,665 in cash and the assumption of debt totaling $912,702. United is engaged in the cooperative direct mail marketing business. The Company will account for the acquisition using the purchase method. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had been completed at January 1, 1998. These results do not necessarily reflect what would have occurred had the acquisition actually been made as of such dates and is not necessarily indicative of results which may be obtained in the future.

                           Year ended December 31,                                             1998
                           ---------------------------------------------------------------------------
                           Revenues                                                    $  7,563,126
                           Net loss                                                      (3,692,392)
                           Net loss applicable to common
                             shareholders                                                (4,117,086)
                           Basic and diluted loss per common
                             share attributable to common
                             shareholders                                                     (1.23)
                           ===========================================================================

                       NEXT GENERATION MEDIA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.    SUPPLEMENTAL
       CASH FLOW
       INFORMATION                                                                 1998            1997
                           ===============================================================================
                           SUPPLEMENTAL DISCLOSURE OF CASH
                              FLOW INFORMATION

                           Cash paid during the year for
                              interest                                        $  40,099        $  4,169

                           NON-CASH FINANCING ACTIVITIES:

                           Common stock issued in exchange
                              for services                                      477,412               -

                           Common stock issued in exchange
                              for note receivable                                     -         359,050

                           Preferred stock issued for future
                              acquisition                                       687,500

                           Warrants issued for future
                              acquisition                                       306,667               -

                           Deemed preferred stock dividends                     328,125               -

                           NON-CASH INVESTING ACTIVITIES:

                           Equipment acquired under capital
                              leases                                             85,294               -

                           Leasehold improvements acquired
                              through barter                                     40,472               -

                              ACQUISITION:

                               Stock issued for acquisition                  $        -        $ 16,700

                               Book value of assets acquired
                                  less liabilities assumed                            -          77,715
                           -------------------------------------------------------------------------------

                                                                                      -          94,415

                              Acquisition costs                                       -          45,762

                              Goodwill                                       $        -        $140,177
                           ===============================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       Directors and officers. The directors and executive officers of the Company, as of the date of this filing, are as follows:

Name                    Age         Position
----                    ---         --------

Gerard Bernier          49          President and Director

Kenneth Brochin         47          Secretary/Treasurer and Director

Leon Zajdel             51          Director

Peter Collins           55          Director

Steve Kronzek           49          Director

       Officers are appointed by and serve at the discretion of the Board of Directors. Directors are elected to fill vacancies by the Board of Directors and at each annual meeting. Each officer and director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified with the exception of Gerard Bernier, the Company's President, who was appointed to a two year term as of April 1, 1999.

Gerard Bernier has been the Company's President and a director since April 1999. Gerard Bernier is United's founder and is its chief executive officer. He has been a director of United since November 1981, and Chief Executive Officer since August 1985. Prior to 1981, Mr. Bernier was an executive with various advertising and manufacturing companies. Prior to starting United, he founded, successfully operated and sold three other small businesses.

Kenneth Brochin has been the Company's Secretary and Treasurer and a director since February 1997. Dr. Brochin has been a dentist in private practice for 24 years and is a Clinical Assistant Professor at the Medical College of Ohio. Dr. Brochin is also a director and President-elect of the Jewish Family Service Agency of Toledo.

Steve Kronzek has been a director of the Company since April 1999. Mr. Kronzek was a founding partner in November 1977 and has continued as partner of the accounting firm of Kronzek & Company, located in Washington, DC. Since January 1992, he has served as an independent accountant for United Marketing Solutions, Inc., the Company's subsidiary acquired after the reporting period.

Peter Collins has been a director of the Company since May of 1998. Mr. Collins is a representative of Renaissance Capital Partners, placed on the Board of Directors pursuant to the rights of the Class A Preferred shareholders. Mr. Collins is an entrepreneur who for the past five years has invested in small businesses.

Leon Zajdel has been a director of the Company since April 1999. Mr. Zajdel was founder and has served as President of Energy Guard Corp., a manufacturer and retailer of replacement windows, located in Beltsville, MD, since 1972.

       Involvement in Certain Legal Proceedings. Mr. Joel Sens is an entrepreneur engaging in, among other things, transactions involving the purchase and sale of barter and other businesses. In addition to his other activities, Mr. Sens, who is a principal shareholder in the Company, assisted the Company in the structuring of its acquisition through INI of its community newspaper business and has also participated in the structuring and negotiation of other transactions involving the Company, including the acquisition of United subsequent to the reporting period.

       On February 29, 1996, Mr. Sens pleaded guilty in the federal court for the Eastern District of Virginia to one count of failing to disclose the existence of an asset worth approximately $7,000 on a statement of assets filed in a personal bankruptcy case that had been subsequently dismissed by Mr. Sens. Mr. Sens received one year probation and a fine of $1,000.

       Compliance with Section 16(a) of the Exchange Act. The issuer's common stock is not registered pursuant to Section 12 of the Exchange Act; therefore, information required by Item 405 is not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

       None of the executive officers of the Company performed any services or received or accrued any compensation in fiscal year 1998. The Company did not pay or accrue salary or fees for directors in fiscal year 1998.

       Gerard Bernier, the Company's current President, pursuant to a two year employment agreement entered into subsequent to the reporting period, was issued an option to purchase 250,000 shares of common stock of the Company at a price of $0.02 per share, as compensation for serving as President of the Company in addition to Mr. Bernier's compensation as President and CEO of United. Mr. Bernier will be entitled to receive an additional option to purchase 100,000 shares of common stock upon the one year anniversary of any subsequent reappointment by the Board of Directors. In his role as President and CEO of United, Mr. Bernier has a written employment agreement for an initial term running through March 31, 2001 pursuant to which he is entitled to a salary of $140,000 (annually adjusted for cost of living) and a bonus equal to 5% of pre-tax and pre-extraordinary item profits of United so long as such profits exceed a $350,000 threshold. In addition, Mr. Bernier is to receive certain other benefits including $150,000 in life insurance and an automobile allowance.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AS OF NOVEMBER 5, 1999.

---------------------------- ------------------------------------- ----------------------------- -------------------------------
            (1)                               (2)                              (3)                             (4)

                                                                            Amount and
                                 Name and Address of Beneficial              Nature of
      Title of Class                         Owner                          Beneficial                 Percent of Class(1)
                                                                             Ownership
---------------------------- ------------------------------------- ----------------------------- -------------------------------
                             Gerard Bernier
Common Stock                 8380 Alban Road
                             Springfield, VA 22150                          1,335,000(2)                     28.6%
---------------------------- ------------------------------------- ----------------------------- -------------------------------
                             Joel Sens
Common Stock                 900 N. Stafford St.
                             Suite 2003
                             Arlington, VA 22203                            1,198,272(2)                     25.7%
---------------------------- ------------------------------------- ----------------------------- -------------------------------
                             Kenneth Brochin
Common Stock                 2347 Underhill Road
                             Toledo, OH 43615                                627,000(3)                      13.9%
---------------------------- ------------------------------------- ----------------------------- -------------------------------
                             Renaissance Capital Partners I
Series A Preferred Stock     8080 N. Central Expressway
                             Suite 210 - LB59
                             Dallas, TX  75206-1857                          155,096                         62.0%
---------------------------- ------------------------------------- ----------------------------- -------------------------------
                             Harlon Morse Fentress Trust, c/o
Series A Preferred Stock     Duncan-Smith Investments, Inc.
                             311 Third Street
                             Suite 300
                             San Antonio, TX 78205                            16,325                          6.5%
---------------------------- ------------------------------------- ----------------------------- -------------------------------
                             Duncan-Smith Investments, Inc.
Series A Preferred Stock     311 Third Street
                             Suite 300
                             San Antonio, TX 78205                            13,769                          5.5%
---------------------------- ------------------------------------- ----------------------------- -------------------------------
                             T.C. Equities, Ltd.
Series B Preferred Stock     Charlotte House
                             Nassau
                             Bahamas                                          70,000                         100.0%
---------------------------- ------------------------------------- ----------------------------- -------------------------------

(1)Rounded to the nearest one tenth of one percent.

(2)Includes options to purchase 400,000 shares of common stock.

(3)Includes options to purchase 247,500 shares of common stock.

(b)    SECURITY OWNERSHIP OF MANAGEMENT AS OF NOVEMBER 5, 1999.


---------------------------- ------------------------------------- ----------------------------- -------------------------------
            (1)                               (2)                              (3)                             (4)

                                                                            Amount and
                                 Name and Address of Beneficial              Nature of
      Title of Class                         Owner                          Beneficial                 Percent of Class(1)
                                                                             Ownership
---------------------------- ------------------------------------- ----------------------------- -------------------------------
                             Gerard Bernier
Common Stock                 8380 Alban Road
                             Springfield, VA 22150                          1,335,000(2)                     28.6%
---------------------------- ------------------------------------- ----------------------------- -------------------------------
                             Kenneth Brochin
Common Stock                 2347 Underhill Road
                             Toledo, OH 43615                                627,000(3)                      13.9%
---------------------------- ------------------------------------- ----------------------------- -------------------------------
                             Leon Zajdel
Common Stock                 11820 Enid Drive
                             Potomac, MD 20854                               18,747(4)                        0.4%
---------------------------- ------------------------------------- ----------------------------- -------------------------------
                             Peter Collins
Common Stock                 500 E. 77th Street
                             Suite 1819
                             New York, NY  10162                             10,000(4)                        0.2%
---------------------------- ------------------------------------- ----------------------------- -------------------------------
                             Steve Kronzek
Common Stock                 8380 Alban Road
                             Springfield, VA 22150                           10,000(4)                        0.2%
---------------------------- ------------------------------------- ----------------------------- -------------------------------
                             Directors and Executive Officers as a          1,981,247(5)                     40.1%
Common Stock                 Group
---------------------------- ------------------------------------- ----------------------------- -------------------------------

(1)Rounded to the nearest one tenth of one percent.

(2)Includes options to purchase 400,000 shares of common stock.

(3)Includes options to purchase 247,500 shares of common stock.

(4)Includes options to purchase 10,000 shares of common stock.

(5)Includes options to purchase 677,500 shares of common stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On December 30, 1998, the issuer entered into amended and restated transaction documents in order to consummate the acquisition of United (the "Acquisition"). This event was reported on a current report on Form 8-K filed by the issuer on January 8, 1999, the contents of which are incorporated herein by reference. Mr. Gerard Bernier, the president and a director of the issuer, had a material interest in the Acquisition transactions. Prior to assuming his duties as president and a director of the issuer, Mr. Bernier was president and a director of UNICO, Inc., a Delaware corporation ("Unico"), and the corporate parent of United. On May 1, 1998, Mr. Bernier sold 168,744 shares of common stock of Unico to the issuer. These shares were subsequently transferred to the controlling shareholder of Unico as partial consideration for the purchase of United. On December 30, 1998, Mr. Bernier and others entered into an Amended and Restated Stock

Purchase and Shareholder Agreement (the "Shareholder Agreement") pursuant to which Mr. Joel Sens - at the time the majority shareholder of the issuer - sold 935,000 shares of common stock of the issuer to Mr. Bernier in exchange for a non-recourse secured promissory note in the amount of $156,145. Mr. Sens subsequently transferred this promissory note to the issuer in payment of certain indebtedness of Mr. Sens to the issuer for the same amount. Prior to his appointment as President of the issuer, the issuer engaged Mr. Bernier as a consultant to implement the Acquisition. In consideration for his role as consultant, the issuer forgave the obligation of $156,145 of Mr. Bernier and paid additional compensation to Mr. Bernier equivalent to the income tax incurred as a result of this forgiveness of indebtedness. As a result, Mr. Bernier no longer holds an interest in Unico and is the current holder of 935,000 shares of common stock of the issuer.

       Mr. Joel Sens, pursuant to the Shareholder Agreement, sold 935,000 shares of common stock of the issuer to Mr. Bernier as of December 30, 1998. In addition, the issuer and Mr. Sens netted certain obligations between them. This resulted in Mr. Sens owing the issuer $187,905 and the issuer owing Mr. Sens approximately $22,199. In exchange for the debt owed to Mr. Sens, Mr. Sens accepted payment in the form of 66,464 shares of common stock of the issuer. These shares were valued at $2.00 per share for financial statement presentation, based on private sales to unrelated investors. The issuer forgave $152,905 of the debt owing to it from Mr. Sens and granted Mr. Sens a special bonus equivalent to the income tax incurred as a result of this forgiveness of indebtedness, in recognition of Mr. Sens' contribution to the Company's business. The issuer then transferred the remaining $35,000 of debt owing by Mr. Sens to Dr. Kenneth Brochin, a director of the issuer, in satisfaction of a debt owing from the issuer to Dr. Brochin for certain advances of working capital.

       On May 1, 1998, Mr. Leon Zajdel, a former director of Unico and a current director of the issuer, sold 13,187 shares of common stock of Unico to the issuer in exchange for 8,747 shares of common stock of the issuer. The issuer subsequently transferred to the principal shareholder of Unico as partial consideration for the purchase of United.

       On December 30, 1998, T.C. Equities, the holder of 70,000 shares of Series B Preferred Stock of the issuer, entered into a series of transactions with the issuer as part of the Acquisition. T.C. Equities, in exchange for the Series B Preferred Stock, an option to purchase 250,000 shares of common stock of the issuer at a price of $0.16 per share, and the common stock of Unico acquired by the issuer from Messrs. Bernier, Zajdel and others, provided financing for the Acquisition. As a result of these transactions, T.C. Equities acquired a controlling interest in Unico.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                        DESCRIPTION                                                    LOCATION
-------                       -----------                                                    --------
  3.1          Articles of Incorporation (under the name                   Incorporated by reference in the filing of the
               Micro Tech Industries Inc.)                                 Company's annual report on Form 10-KSB filed
                                                                           on April 15, 1998.

  3.2          Amendment to the Articles of Incorporation                  Incorporated by reference in the filing of the
                                                                           Company's quarterly report on Form 10-Q filed
                                                                           on May 15, 1997.

  3.3          Amended and Restated Bylaws of the Company                  Included herein.

  10.1         Amended and Restated Stock Purchase Agreement               Incorporated by reference in the filing of
               and Plan of Merger among Unico, UMSI, United                the Company's current report on Form 8-K
               Marketing Merger Corp. and the registrant                   filed on January 8, 1999.
               dated as of December 30, 1998.

  10.2         Amended and Restated Stock Purchase and                     Incorporated by reference in the filing of the
               Shareholders Agreement among Gerard R.                      Company's current report on Form 8-K filed on
               Bernier, Joel P. Sens, Lawrence Grimes,                     January 8, 1999.
               Kenneth Brochin, David Grossman, Jeffrey
               Sens and the registrant dated as of
               December 30, 1998.

  10.3         Amended and Restated Escrow Agreement among                 Incorporated by reference in the filing of the
               T.C. Equities Ltd., the Law Office of Shane                 Company's current report on Form 8-K filed on
               Henty Sutton, P.C. and the registrant dated                 January 8, 1999.
               as of December 30, 1998.

  10.4         Amended and Restated Stock Purchase Agreement               Incorporated by reference in the filing of the
               between T.C. Equities Ltd. and the registrant               Company's current report on Form 8-K filed on
               dated as of December 30, 1998.                              January 8, 1999.

  10.5         Amended and Restated Securities Subscription                Incorporated by reference in the filing of the
               Agreement between T.C. Equities Ltd. and the                Company's current report on Form 8-K filed on
               registrant dated as of December 30, 1998.                   January 8, 1999.

  10.6         Stock Purchase Agreement among T.C. Equities                Incorporated by reference in the filing of the
               Ltd., Unico, Inc. and the registrant dated as               Company's current report on Form 8-K filed on
               of December 30, 1998.                                       January 8, 1999.

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

                               NEXT GENERATION MEDIA CORP.


Date:  November 8, 1999       By:  /s/ Gerard R. Bernier
                                 ---------------------------------------
                                 Gerard R. Bernier, President and Director
                                 (principal executive officer)


Date:  November 8, 1999       By:                 *
                                 -----------------------------------------
                                 Kenneth Brochin, Secretary, Treasurer and
                                 Director


Date:  November 8, 1999       By:                 *
                                 -----------------------------------------
                                 Leon Zajdel, Director


Date:  November 8, 1999       By:                 *
                                 -----------------------------------------
                                 Peter Collins, Director


Date:  November 8, 1999       By:                 *
                                 -----------------------------------------
                                 Steve Kronzek, Director


Date:  November 8, 1999       By:                 *
                                 -----------------------------------------
                                 Frank A. Miller, Chief Financial Officer


Date:  November 8, 1999       By:  */s/ Gerard R. Bernier
                                 -----------------------------------------
                                 Gerard R. Bernier, Attorney-in-fact

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Gerard R. Bernier his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-KSB, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.

Signature                                        Title                               Date
---------                                        -----                               ----
 /s/ Kenneth Brochin                Secretary, Treasurer and Director         October 26, 1999
--------------------
Kenneth Brochin

 /s/ Leon Zajdel                                 Director                     October 18, 1999
--------------------
Leon Zajdel

 /s/ Peter Collins                               Director                     October 26, 1999
--------------------
Peter Collins

 /s/ Steve Kronzek                               Director                     October 25, 1999
--------------------
Steve Kronzek

 /s/ Frank A. Miller                     Chief Financial Officer              October 25, 1999
----------------------
Frank A. Miller

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION                                                LOCATION/PAGE NUMBER
------                       -----------                                                --------------------
  3.1         Articles of Incorporation (under the name Micro           Incorporated by reference in the filing of the Company's
              Tech Industries Inc.)                                     annual report on Form 10-KSB filed on April 15, 1998.

  3.2         Amendment to the Articles of Incorporation                Incorporated by reference in the filing of the Company's
                                                                        quarterly report on Form 10-Q filed on May 15, 1997.

  3.3         Amended and Restated Bylaws of the Company                Page

  10.1        Amended and Restated Stock Purchase Agreement and         Incorporated by reference in the filing of the Company's
              Plan of Merger among Unico, UMSI, United Marketing        current report on Form 8-K filed on January 8, 1999.
              Merger Corp. and the registrant dated as of
              December 30, 1998.

  10.2        Amended and Restated Stock Purchase and                   Incorporated by reference in the filing of the Company's
              Shareholders Agreement among Gerard R. Bernier,           current report on Form 8-K filed on January 8, 1999.
              Joel P. Sens, Lawrence Grimes, Kenneth Brochin,
              David Grossman, Jeffrey Sens and the registrant
              dated as of December 30, 1998.

  10.3        Amended and Restated Escrow Agreement among T.C.          Incorporated by reference in the filing of the Company's
              Equities Ltd., the Law Office of Shane Henty              current report on Form 8-K filed on January 8, 1999.
              Sutton, P.C. and the registrant dated as of
              December 30, 1998.

  10.4        Amended and Restated Stock Purchase Agreement             Incorporated by reference in the filing of the Company's
              between T.C. Equities Ltd. and the registrant             current report on Form 8-K filed on January 8, 1999.
              dated as of December 30, 1998.

  10.5        Amended and Restated Securities Subscription              Incorporated by reference in the filing of the Company's
              Agreement between T.C. Equities Ltd. and the              current report on Form 8-K filed on January 8, 1999.
              registrant dated as of December 30, 1998.

  10.6        Stock Purchase Agreement among T.C. Equities Ltd.,        Incorporated by reference in the filing of the Company's
              Unico, Inc. and the registrant dated as of                current report on Form 8-K filed on January 8, 1999.
              December 30, 1998.

  21.1        Subsidiaries of the Registrant                            Page

  24.1        Power of Attorney                                         Included on the signature page hereto.

  27.1        Financial Data Schedule                                   Page