Form 10QSB
period 1999-03-31
NEXT GENERATION MEDIA CORP
filed 1999-11-18
CIK 356292

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999
                                --------------

                                OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission file number  2-74785-B
                        ---------

                           Next Generation Media Corp.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                     88-0169543
-------------------------------                  ------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

                                 8380 Alban Road
                              Springfield, VA 22150
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (703) 913-0416
                              ---------------------
              (Registrant's telephone number, including area code)

                              ---------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No    X
  -------    ------

         The total number of issued and outstanding shares of the registrant's common stock, par value $0.01, as of November 5, 1999 was 4,260,818.

ITEM 1.  FINANCIAL STATEMENTS

                        NEXT GENERATION MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,         December 31,
                                                                         1999                 1998
======================================================================================================

ASSETS

CURRENT
   Cash                                                                $      -             $    326
   Notes receivable from UNICO                                          175,500              175,500
   Accounts receivable, less allowance for doubtful
     accounts of $65,534                                                162,101              122,443
   Accrued interest receivable                                            2,253                2,253
   Deferred loan costs, net of
     accumulated amortization of $53,577                                 49,300               66,423
   Due from related parties                                              41,900                    -
   Deferred offering costs                                              139,200              185,520
-------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                    570,254              552,465

PROPERTY AND EQUIPMENT, NET                                             155,210              170,572

OTHER
   Deferred acquisition costs                                         1,094,167            1,094,167

   Intangibles, net of accumulated amortization of $49,312
     and $24,561                                                        146,666              155,862

   Investment in UNICO                                                   25,537               25,537
-------------------------------------------------------------------------------------------------------





TOTAL ASSETS                                                         $1,991,834           $1,998,603
========================================================================================================


                        NEXT GENERATION MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                        March 31,   December 31,
                                                                           1999           1998
=================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Checks issued against future deposits                              $  66,308       $ 28,919
   Notes payable, current portion                                       251,289        237,153
   Current obligations under capital leases                              37,793         41,425
   Accounts payable and accrued expenses                                237,447        236,523
   Wages payable                                                        228,480        244,616
   Due to related parties                                               143,892        129,570
   Deferred revenue                                                           -         15,787
--------------------------------------------------------------------------------------------------

   TOTAL CURRENT LIABILITIES                                            965,209        933,993

LONG TERM DEBT
   Obligations under capital leases                                      14,079         18,339
   Accrued dividends                                                    136,569         96,569
--------------------------------------------------------------------------------------------------

   TOTAL LIABILITIES                                                  1,115,857      1,048,901
--------------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCK SERIES A, par value $.01,
   redemption value $6 per share, 500,000 shares
   authorized, 250,000 shares issued and outstanding                    822,917        782,292

REDEEMABLE PREFERRED STOCK SERIES B, par value $.01,
   redemption value $5 per share, 500,000 shares
   authorized, 70,000 shares issued and outstanding                     320,833        233,333
--------------------------------------------------------------------------------------------------

COMMITMENTS

STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value, 50,000,000 authorized
   3,693,318 and 3,629,318 issued and outstanding (Note 1)               36,931         36,291
   Additional paid in capital                                         3,677,656      3,625,363
   Accumulated deficit                                               (3,982,360)    (3,727,577)
--------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                            (267,773)       (65,923)
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $1,991,834     $1,998,603
==================================================================================================

                        NEXT GENERATION MEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


Three Months Ended March 31,                                                             1999             1998
==================================================================================================================
REVENUES:

Advertising revenues                                                                 $  368,436        $  321,869
Classified revenues                                                                      51,682            44,302
Commission income                                                                        28,005            68,725
-------------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                                                          448,123           434,896
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Printing costs                                                                        81,252            86,994
   Postage and delivery                                                                 120,786           106,152
   Other production costs                                                                44,941            50,687
   Selling expenses                                                                      48,731            42,876
   General and administrative expenses                                                  158,646           160,762
   Depreciation and amortization                                                         24,878            13,320
-------------------------------------------------------------------------------------------------------------------

   TOTAL OPERATING EXPENSES                                                             479,234           460,791
-------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                                    (31,111)          (25,895)
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Other income                                                                             300                 -
   Interest income                                                                            -             5,161
   Interest expense                                                                     (55,847)              (99)
-------------------------------------------------------------------------------------------------------------------

   TOTAL OTHER INCOME (EXPENSE)                                                         (55,547)            5,062
-------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                (86,658)          (20,833)

Preferred stock dividends                                                               (40,000)                -
Preferred stock deemed dividends                                                       (128,125)                -
--------------------------------------------------------------------------------------------------------------------

Loss applicable to common shareholders                                              $  (254,783)       $  (20,833)
====================================================================================================================
BASIC AND DILUTED LOSS PER COMMON SHARE                                             $      (.07)       $    (.007)
--------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                            3,651,362         3,113,450
====================================================================================================================

                        NEXT GENERATION MEDIA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Three Months Ended March 31,                                  1999                     1998
==============================================================================================
OPERATING ACTIVITIES
   Net loss                                               $(86,658)                $(20,833)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
   Depreciation and amortization                            24,878                   13,320
   Amortization of deferred loan costs                      17,123                        -
   Amortization of discount on notes payable                14,136                        -
   (INCREASE) DECREASE IN ASSETS
     Accounts receivable                                   (39,658)                  15,665
     Accrued interest receivable                                 -                   (5,161)
   INCREASE (DECREASE) IN LIABILITIES
     Accounts payable                                          924                   77,023
     Wages payable                                         (16,136)                       -
     Deferred revenue                                      (15,787)                       -
     Consulting fees payable                                18,589                        -
     Accrued interest payable                                    -                       99
----------------------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES                          (82,590)                 (80,113)
----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Acquisition of property and equipment                      (320)                 (30,617)
   Deferred acquisition costs                                    -                  (39,235)
----------------------------------------------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                             (320)                 (69,852)
----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Checks issued against future deposits                    37,389                 (21,570)
   Proceeds from notes payable                                   -                  60,000
   Proceeds of loans from share holders                          -                  36,822
   Proceeds from issuance of common stock                   99,253                       -
   Net advances from related parties                       (46,167)                      -
   Payments of capital lease obligation                     (7,892)                      -
   Repayment of note payable                                     -                  (5,334)
   Repayment of shareholder note payable                         -                 (19,342)
   Repayment of employee note payable                            -                 (60,387)
----------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             82,583                 (10,261)
----------------------------------------------------------------------------------------------

DECREASE IN CASH                                              (327)                      -

CASH, beginning of period                                      327                       -
----------------------------------------------------------------------------------------------

CASH, end of period                                     $        -            $          -
==============================================================================================

                        NEXT GENERATION MEDIA CORPORATION
                         SUMMARY OF ACCOUNTING POLICIES


BUSINESS                  The Company operates a newspaper publishing business distributing free
DESCRIPTION               newspapers, supported by local advertising throughout New Jersey. In 1998 and 1997, the Company operated in one business segment.

BASIS OF                  The consolidated financial statements include the statements of Next
PRESENTATION              Generation Media Corporation (the "Company") and its wholly owned subsidiary Independent News, Inc. ("INI"). All significant intercompany transactions have been eliminated.

INTERIM FINANCIAL         In the opinion of management, the interim financial information as of
INFORMATION               March 31, 1999 and for the three months ended March 31, 1999 and
                          1998 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods  are not necessarily indicative of results to be expected for an entire year.

LOSS PER COMMON SHARE     Loss per share has been computed using the weighted average number of shares outstanding. The outstanding stock options were not considered in the computation because their inclusion would have been anti-dilutive.

USE OF ESTIMATES          The preparation of financial statements in conformity with generally accepted
IN THE PREPARATION        accounting  principles requires management to make estimates and assumptions
OF FINANCIAL              that affect the reported amounts of assets and liabilities and disclosure of
STATEMENTS                contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                          Actual results could differ from those estimates.

RISKS AND                 The local newspaper publishing industry is highly competitive. Advertising revenue
UNCERTAINTIES             generally fluctuates based on local economic conditions. In recent years the local publishing industry has experienced consolidation of smaller newspaper businesses into larger, better capitalized companies. These larger newspaper publishing companies attempt to increase market share by reducing advertising rates which, if successful, would have an adverse impact on the Company.


                        NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     COMMON STOCK               During March 1999, the Company issued 64,000
                                  shares of common stock through a private
                                  placement to various individual investors at
                                  $2 per share. Net proceeds from the private
                                  placement after deductions for both cash and
                                  non-cash issuance expenses, amounted to
                                  $52,933. The Company deferred expenses of
                                  $139,200 related to one on these private stock
                                  offerings which was in progress at March 31, 1999.

2.     SUBSEQUENT EVENT           Between April and June 1999, the Company
                                  issued 267,000 shares at $2 per share through
                                  a private placement to various individual
                                  investors. Net proceeds, after deductions for
                                  both cash and non-cash issuance expenses,
                                  amounted to $390,760.

                                  On April 1, 1999, the Company acquired all of the outstanding common stock of United for $336,665 in cash and the assumption of debt totaling $912,702. United is engaged in the cooperative direct mail marketing business.
                                  The Company will account for the acquisition using the purchase method. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had been completed on January 1, 1998. These results do not necessarily reflect what would have occurred had the acquisition actually been made as of such dates and is not necessarily indicative of results which may be obtained in the future.


                                  Three months ended March 31,                       1999                1998
                                  -------------------------------------------------------------------------------

                                  Revenues                                      2,404,763           2,352,895
                                  Net loss (income)                               (98,077)             36,192
                                  Net loss (income) applicable to
                                     Common shareholders                         (266,202)             36,192
                                  Basic and diluted loss (income)
                                     Per share attributable to common
                                     shareholders                                   (.07)                .01
                                  =================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Total revenues increased 3.04%, to $448,123 in the first quarter of 1999 from $434,896 in the first quarter of 1998. The revenues were derived from the operations of the issuer's sole operating subsidiary, Independent News, Inc. ("INI").

     Total operating expenses increased 4.0% to $479,234 in 1999 from $460,791 in the first quarter of 1998. Printing costs, postage and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregate to $320,588, increased 6.8%, from $300,029 in the comparable 1998 period. General and administrative expenses decreased 1.3%, to $158,646 from $160,762 in the first quarter of 1998.

     Interest expense increased to $55,847 in the first quarter of 1999 from $99 in the comparable 1998 period due to borrowings incurred during calendar year 1998.

     The Company's principal source of liquidity is proceeds from the issuance of common stock. In the first quarter of 1999, the Company realized proceeds of $52,933, after deductions of cash and non-cash issuance expenses, on the sale of 64,000 shares of common stock at a per share price of $2.00.

     Cash used by operating activities was $82,590 for the quarter ended March 31, 1999 compared to $80,113 for the quarter ended March 31, 1998. This was primarily due to the net loss of $86,658 and an increase in accounts receivable, offset by non-cash charges relating to amortization of deferred loan costs and discounts on notes payable.

     Cash used in investing activities was $320 for the quarter ended March 31, 1999, compared to $69,852 for the quarter ended March 31, 1998, as the Company made no acquisitions of property and equipment and did not incur any acquisition costs during the quarter ended March 31, 1999.

     Cash provided by financing activities was $82,583 for the quarter ended March 31, 1999, compared to cash used in financing activities of $10,261 for the quarter ended March 31, 1998. This increase was primarily due to the proceeds received from the issuance of common stock.

     The Company had a net loss per share, on a basic and diluted basis, during the first fiscal quarter of 1998 of $.007. During the period covered by this report, the Company had a net loss per share of $.07 on both a basic and diluted basis.

     The Company has no unused capital resources.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended March 31, 1999, the Company issued 64,000 shares of common stock through a private placement to various accredited investors at $2.00 per share. The securities were sold pursuant to an exemption from registration pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. Net proceeds from the private placement after deductions for both cash and non-cash issuance expenses, amount to $52,933. Proceeds were used for operating activities of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 20, 1999, a majority of the shareholders of the registrant acting by written consent in lieu of a special meeting, adopted amended and restated bylaws for the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:


EXHIBIT
 NUMBER                       DESCRIPTION                                         LOCATION
-------                       -----------                                         --------
     3.1        Articles of Incorporation (under the name Micro Tech   Incorporated by reference in the filing of
                Industries Inc.)                                       the Company's annual report on Form 10-KSB
                                                                       filed on April 15, 1998.


     3.2        Amendment to the Articles of Incorporation             Incorporated by reference in the filing of
                                                                       the Company's quarterly report on Form 10-Q
                                                                       filed on May 15, 1997.

     3.3        Amended and Restated Bylaws of the Company             Incorporated by reference in the filing of
                                                                       the Company's annual report on Form 10-KSB
                                                                       filed on November 12, 1999.

     24.1       Power of Attorney                                      Included on the signature page hereto.

     27.1       Financial Data Schedule                                Included herein.

     (b) Reports on Form 8-K:

     The Company filed a current on Form 8-K on January 8,1999 concerning the execution of amended and restated transaction documents to effect its acquisition of United Marketing Solutions, Inc., which took place as of April 1, 1999.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NEXT GENERATION MEDIA CORP.

Date:  November 17, 1999                    By:  /s/ Gerard R. Bernier
                                               -----------------------
                                            Gerard R. Bernier, President
                                            and Director (principal
                                            executive officer)

Date:  November 17, 1999                    By:         *
                                              -------------------------
                                            Kenneth Brochin, Secretary,
                                            Treasurer and Director

Date:  November 17, 1999                    By:         *
                                               --------------------------
                                            Leon Zajdel, Director

Date:  November 17, 1999                    By:         *
                                               --------------------------
                                            Peter Collins, Director

Date:  November 17, 1999                    By:         *
                                               --------------------------
                                            Steve Kronzek, Director

Date:  November 17, 1999                    By:         *
                                               --------------------------
                                            Frank A. Miller, Chief
                                            Financial Officer

Date:  November 17, 1999                    By:  /s/ Gerard R. Bernier
                                               -----------------------
                                            Gerard R. Bernier, Attorney-
                                            in-fact

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Gerard R. Bernier his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this periodic report on Form 10-QSB, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.

Signature                               Title                          Date

/s/ Kenneth Brochin            Secretary, Treasurer                  11/17/99
-------------------                and Director
Kenneth Brochin

/s/ Leon Zajdel                        Director                      11/17/99
-------------------
Leon Zajdel


/s/ Peter Collins                      Director                      11/17/99
-------------------
Peter Collins


/s/ Steve Kronzek                      Director                      11/17/99
-------------------
Steve Kronzek


/s/ Frank Miller               Chief Financial Officer               11/17/99
-------------------
Frank A. Miller

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                 DESCRIPTION                     PAGE NO.
------                 -----------                     --------
     24.1        Power of Attorney

     27.1        Financial Data Schedule
