Form 10QSB
period 1999-06-30
NEXT GENERATION MEDIA CORP
filed 1999-12-02
CIK 356292

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999
                                -------------

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

                                8380 Alban Road
                             Springfield, VA 22150
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (703) 913-0416
                                ----------------
              (Registrant's telephone number, including area code)

                                ----------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

ITEM 1.  FINANCIAL STATEMENTS

                        NEXT GENERATION MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,         December 31,
                                                                                        1999                 1998
--------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
   Cash                                                                             $109,229          $       326
   Notes receivable from UNICO                                                             -              175,500
   Accounts receivable, less allowance for doubtful
     accounts of $93,745 and $65,534                                                 681,965              122,443
   Inventories                                                                       132,826                2,253
   Deferred loan costs, net of
     accumulated amortization of $95,350 and $53,577                                  24,650               66,423
   Deferred offering costs                                                                 -              185,520
   Deferred consulting fees (Note 3)                                                 300,000                    -
   Prepaid and other current assets                                                   16,022                2,253
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                               1,264,692              552,465

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION OF $94,489 AND 57,813                                              1,833,445              170,572

OTHER
   Deferred acquisition costs                                                              -            1,094,167

   Intangibles, net of accumulated amortization of $61,442
     and $24,561                                                                   1,181,931              155,862

   Investment in UNICO                                                                     -               25,537

   Deposits                                                                            8,105                    -
--------------------------------------------------------------------------------------------------------------------






TOTAL ASSETS                                                                      $4,288,173           $1,998,603
====================================================================================================================

                       NEXT GENERATION MEDIA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,        December 31,
                                                                                        1999                1998
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Checks issued against future deposits                                           $       -            $ 28,919
   Long term debt, current portion                                                   707,490             237,153
   Current obligations under capital leases                                           34,059              41,425
   Accounts payable                                                                  719,988             236,523
   Accrued expenses                                                                  236,103                   -
   Wages payable                                                                     228,480             244,616
   Due to related parties                                                            118,581             129,570
   Deferred revenue                                                                   77,006              15,787
--------------------------------------------------------------------------------------------------------------------

   TOTAL CURRENT LIABILITIES                                                       2,121,708             933,993

LONG TERM DEBT
   Long term debt                                                                     69,196                   -
   Obligations under capital leases                                                    9,513              18,339
   Deferred rent                                                                     383,067                   -
   Accrued dividends                                                                 176,569              96,569
--------------------------------------------------------------------------------------------------------------------

   TOTAL LIABILITIES                                                               2,760,053           1,048,901
--------------------------------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCK SERIES A, par value $.01,
   redemption value $6 per share, 500,000 shares
   authorized, 250,000 shares issued and outstanding                                 863,542             782,292

REDEEMABLE PREFERRED STOCK SERIES B, par value $.01,
   redemption value $5 per share, 500,000 shares
   authorized, 70,000 shares issued and outstanding                                  350,000             233,333
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.01 par value, 50,000,000 authorized
   3,693,318 and 3,629,318 issued and outstanding (Note 3)                            41,606              36,291
   Additional paid in capital                                                      4,689,741           3,625,363
   Accumulated deficit                                                            (4,416,769)         (3,727,577)
--------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                 314,578             (65,923)
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $4,288,173          $1,998,603
====================================================================================================================

                       NEXT GENERATION MEDIA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three months                   Six months
                                                                  ended June 30,                Ended June 30,
                                                                1999             1998         1999            1998
--------------------------------------------------------------------------------------------------------------------
                                                                           (Restated)                   (Restated)
REVENUES:

Coupon sales                                              $2,039,406   $            -   $2,039,406        $      -
Franchise fees                                                48,500                -       48,500               -
Other revenue                                                239,186                -      239,186               -
Advertising revenues                                         505,271          439,624      873,707         761,493
Classified revenues                                           59,247           65,609      110,929         109,911
Commission income                                             18,305           26,448       46,310          95,173
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                             2,909,915          531,681    3,358,038         966,577
--------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Printing costs                                          1,022,379           93,102    1,103,631         180,096
   Postage and delivery                                      838,299          131,135      959,085         237,287
   Other production costs                                    191,615           54,431      236,556         105,118
   Selling expenses                                           73,923           44,638      122,654          87,514
   General and administrative expenses                       646,262          483,115      804,908         643,877
   Depreciation and amortization                             150,064           13,674      174,942          26,994
   Franchise development                                      64,849                -       64,849               -
   Compensation expense relating to the
     issuance of stock options                               183,750        1,399,220      183,750       1,399,220
   Forgiveness of stock subscription receivable                    -          329,996            -         329,996
--------------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                                3,171,141        2,549,311    3,650,375       3,010,102
--------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                        (261,226)      (2,017,630)    (292,337)     (2,043,525)
--------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Other income (expense)                                        300            8,126          600           8,126
   Interest income                                                 -              853            -           6,014
   Interest expense                                          (63,691)          (3,815)    (119,538)         (3,914)
--------------------------------------------------------------------------------------------------------------------

   TOTAL OTHER INCOME (EXPENSE)                              (63,391)           5,164     (118,938)         10,226
--------------------------------------------------------------------------------------------------------------------

NET LOSS                                                    (324,617)      (2,012,466)    (411,275)     (2,033,299)
Preferred stock dividends                                    (40,000)         (26,980)     (80,000)        (26,980)
Preferred stock deemed dividends                             (69,792)         (85,416)    (197,917)        (85,416)
--------------------------------------------------------------------------------------------------------------------
Loss applicable to common shareholders                     $(434,409)     $(2,124,862)   $(689,192)    $(2,145,695)
====================================================================================================================
BASIC AND DILUTED LOSS PER COMMON SHARE                    $   (0.11)        $   (.66)       $(.18)       $  (.68)
--------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 4,136,093        3,230,225    3,895,067       3,172,160
====================================================================================================================

                       NEXT GENERATION MEDIA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30,,                                                          1999                     1998
--------------------------------------------------------------------------------------------------------------------
                                                                                                       (Restated)
OPERATING ACTIVITIES
   Net loss                                                                    $(411,275)             $(2,033,299)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
   Compensation expense relating to the issuance of stock and
     stock options                                                               183,750                1,399,220
   Stock issued for services                                                     100,000                        -
   Forgiveness of subscription receivable                                              -                  329,996
   Depreciation and amortization                                                 174,942                   26,981
   Amortization of deferred loan costs                                            41,773                        -
   Amortization of discount on notes payable                                      34,406                        -
   Provision for doubtful accounts                                                19,994                        -
   (INCREASE) DECREASE IN ASSETS
     Accounts receivable                                                        (289,973)                  24,524
     Inventories                                                                  50,897
     Prepaids and other current assets                                           (11,459)                  (6,014)
     Commissions receivable                                                            -                  (11,001)
   INCREASE (DECREASE) IN LIABILITIES
     Accounts payable                                                            (39,887)                  34,183
     Accrued expenses                                                            (34,796)
     Wages payable                                                               (16,136)                 248,480
     Deferred revenue                                                             61,219                        -
     Deferred rent                                                                 3,476                        -
     Accrued interest payable                                                          -                       99
--------------------------------------------------------------------------------------------------------------------
CASH USED IN (PROVIDED BY) OPERATING ACTIVITIES                                 (123,069)                  13,169
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Cash paid for acquisition of United, net of cash acquired                    (178,159)                       -
   Acquisition of property and equipment                                         (29,285)                 (47,628)
   Deferred acquisition costs                                                          -                  (39,233)
--------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                               (207,444)                 (86,861)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Checks issued against future deposits                                         (28,919)                (23,048)
   Issuance of notes receivable                                                        -                (275,500)
   Issuance of preferred stock and warrants                                                              339,955
   Proceeds from notes payable                                                         -                  60,000
   Net proceeds of loans from shareholders                                             -                  61,299
   Proceeds from issuance of common stock                                        571,463                       -
   Capital contribution                                                          100,000                       -
   Net advances from related parties                                             (10,989)                      -
   Payments of capital lease obligation                                          (16,192)                      -
   Repayment of long term debt                                                  (175,947)                (25,449)
   Repayment of employee note payable                                                  -                 (63,276)
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                            439,416                  73,981
--------------------------------------------------------------------------------------------------------------------
INCREASE  IN CASH                                                                108,903                     289
CASH, beginning of period                                                            326                       -
--------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                             $109,229                  $  289
====================================================================================================================

                       NEXT GENERATION MEDIA CORPORATION
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS DESCRIPTION              The Company operates a newspaper publishing business distributing free newspapers, supported by local advertising throughout New Jersey. The
                                  Company also is engaged in the cooperative direct mail marketing business.

BASIS OF                          The consolidated financial statements include the statements of Next
PRESENTATION                      Generation Media Corporation (the "Company") and its wholly owned subsidiaries Independent News, Inc. ("INI") and United Marketing Solutions,
                                  Inc. (United). All significant intercompany transactions have been eliminated.

INTERIM FINANCIAL                 In the opinion of management, the interim financial information as of June
INFORMATION                       30, 1999 and for the six months ended June 30, 1999 and 1998 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

LOSS PER COMMON SHARE             Loss per share has been computed using the weighted average number of shares outstanding. The outstanding stock options were not considered in the computation because their inclusion would have been anti-dilutive.

USE OF ESTIMATES                  The preparation of financial statements in conformity with generally
IN THE PREPARATION                accepted accounting principles requires management to make estimates and
OF FINANCIAL                      assumptions that affect the reported amounts of assets and liabilities and
STATEMENTS                        disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

RISKS AND                         The local newspaper publishing industry and direct mailing industry are
UNCERTAINTIES                     highly competitive. Revenue generally fluctuates based on local economic conditions. In recent years the local publishing industry has experienced consolidation of smaller newspaper businesses into larger, better capitalized companies. These larger newspaper publishing companies attempt to increase market share by reducing advertising rates which, if successful, would have an adverse impact on the Company.

RECLASSIFICATIONS                 Certain prior period amounts have been reclassified to conform to the current period presentation.

                       NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ACQUISITION OF              On April 1, 1999, the Company acquired all of the outstanding common stock
       UNITED MARKETING            of United for $336,665 in cash and the assumption of debt totaling
       SOLUTIONS, INC.             $912,702. United is engaged in the cooperative direct mail marketing business. The acquisition was accounted for as a purchase. Net assets were recorded at fair value and the Company recorded goodwill of $1,071,241 related to the acquisition. The financial statements include the operations of United subsequent to the acquisition date.

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

                                   Six months ended June 30,                          1999                1998
                                   -------------------------------------------------------------------------------
                                   Revenues                                    $ 5,314,679         $ 4,758,724
                                   Net loss                                       (422,694)         (1,934,207)
                                   Net loss applicable to common
                                      shareholders                                (700,611)         (2,046,603)
                                   Basic and diluted loss
                                      per share attributable to common
                                       shareholders                                  (.18)               (.65)
                                   ================================================================================

2.     RESTATEMENT                As a result of the audit of the financial statements for the year ended
                                  December 31, 1998, the Company made several adjustments to amounts initially recorded in the second quarter of 1998. Firstly, during the second quarter of 1998, the Company did not record compensation expense relating to the issuance of stock and stock options as it believed that the exercise price was equivalent to the fair value at the issuance date. During December 1998, the Company issued common stock to various individual investors at $2 per share. Based on this issuance, the company retroactively determined that the market value of the stock options was $2 and recorded compensation expense of $1,399,220. Secondly, during the second quarter of 1998, the Company initially recorded an extraordinary loss of $1,034,000 in relation to the write-off of a receivable from Unico, the parent company of United.
                                  Subsequent to that date, it was determined that the amount should be considered a deferred acquisition cost. Thirdly, during the second quarter of 1998, general and administrative expenses for the three months ended June
                                  30, 1998 was understated by $317,132 in error. Fourthly, accrued dividends and deemed dividends relating to preferred stock were not originally reported.

                       NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  The following table summarizes the effect of the restatement on net loss and loss per share:

                                                                                   Six months       Three months
                                                                             June 30, 1998      June 30, 1998
                                   -------------------------------------------------------------------------------

                                   Loss as originally reported                    $(1,330,114)       $(1,668,079)

                                   Compensation expense relating to the
                                      the issuance of stock and stock
                                      options                                      (1,399,220)        (1,399,220)
                                   Reclassification of extraordinary loss
                                      to deferred acquisition cost                  1,034,000          1,034,000
                                   Correction of an error                            (317,132)                 -
                                   -------------------------------------------------------------------------------

                                   Restated net loss                               (2,012,466)        (2,033,299)

                                   Preferred stock dividends                          (26,980)           (26,980)
                                   Preferred stock deemed dividends                   (85,416)           (85,416)
                                   -------------------------------------------------------------------------------

                                   Loss applicable to common shareholders         $(2,124,862)       $(2,145,695)

                                   Loss per share
                                   As originally reported                               $(.41)             $(.53)
                                   Restated                                             $(.66)             $(.68)
                                   ===============================================================================

3. COMMON STOCK                    During March 1999, the Company issued 64,000 shares of common stock through a private placement to various individual investors at $2 per share. Net proceeds from the private placement after deductions for both cash and non-cash issuance expenses, amounted to $52,933. The Company deferred expenses of $139,200 related to one on these private stock offerings which was in progress at March 31, 1999.

                                   During April and May 1999, the Company issued 267,500 shares of common stock through a private placement to various individual investors at $2 per share. Net proceeds from the private placement after deductions for both cash and non-cash issuance expenses, amounted to $330,010.

                                   In April 1999, the Company issued 200,000 shares of common stock in exchange for consulting services to be rendered over a one year period. The common stock was valued at $2 based on private sales to unrelated investors. An amount of $300,000 of deferred consulting fees was recorded at June 30, 1999 relating to this issuance.

                                   During April 1999, a majority shareholder contributed $100,000 to additional paid in capital.

                       NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     COMMON STOCK,               During June 1999, the Company issued 122,500 options to employees and
       CONTINUED                   directors to purchase common stock at a price of $.50 per share. These options were immediately vested. In addition, 92,500 options were issued to purchase common stock at a price of $.50 per share which vest over a two year period. The market value of the stock was determined to be $2 based on private sales to unrelated investors. The Company recorded compensation expense of $183,500 in relation to the vested options and will record future compensation expense for the remaining options over the vesting period.

4.     SEGMENT                     The Company has two reportable segments for the six months ended June 30,
       INFORMATION                 1999: INI and United. United was acquired on April 1, 1999. Each entity is a wholly-owned subsidiary, with different management teams and different products and services. INI operates a newspaper publishing business and
                                   United operates a direct mail marketing business. The accounting policies of the reportable segments are the same as those set forth in the Summary of
                                   Accounting Policies. Summarized financial information concerning the
                                   Company's reporting segments for the six months ended June 30, 1999 is presented below. The Company has no sales outside the United States. The
                                   Company operated in one segment for the six months ended June 30, 1998.

                                  Six months ended
                                  June 30, 1999            United        INI       Parent Eliminations       Total
                                 ----------------------------------------------------------------------------------
                                  Revenues             $2,327,092   $1,030,946   $        -  $         -  $3,358,038
                                  Segment profit
                                    (loss)                130,408       (6,731)    (534,952)           -    (411,275)
                                  Total assets         $2,419,994   $  439,697   $2,626,296  $(1,197,814) $4,288,173

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Total revenues increased 447%, to $2,909,915 in the quarter ended June 30, 1999 from $531,681 during the second quarter of 1998. Total revenues increased 247%, to $3,358,038 in the six month period ended June 30, 1999 from $966,577 in the same period of 1998. These increases were due to the acquisition of United Marketing Solutions, Inc. ("United") by the issuer. Total revenue increased 11.7%, to $5,314,679 for the period ended June 30, 1999 from $4,758,724 on a pro forma basis for the same period in 1998. This increase was due primarily to a general increase in business activity at United.

         Total operating expenses increased 24.4%, to $3,171,141 in the quarter ended June 30, 1999 from $2,549,311 during the second quarter of 1998. Printing costs, postage and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregate to $2,276,280, increased 575%, from $336,980 in the comparable 1998 period. General and administrative expenses increased 33.8%, to $646,262 from $483,115 in the quarter ended June 30 of 1998. Total operating expenses increased 21.3% to $3,650,375 in the six-month period ended June 30, 1999 from $3,010,102 in the same period of 1998. Printing costs, postage and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregate to $2,596,868, increased 307%, from $637,009 in the comparable 1998 period. General and administrative expenses increased 25%, to $804,908 from $643,877 in the period ended June 30 of 1998. These increases are comparable to the increase in revenue and are a result of the acquisition of United offset by a reduction in compensation expense relating to the issuance of stock options. Total expenses decreased 14.3%, to $5,737,373 for the period ended June 30,1999 from $6,692,931 on a pro forma basis for the same period in 1998. This decrease is primarily attributed to a decrease in compensation expense related to the issuance of stock options and forgiveness of stock subscription receivable.

         Interest expense increased to $63,691 in the quarter ended June 30, 1999 from $3,815 in the quarter ended June 30, 1998. Interest expense increased to $119,538 in the six-month period ended June 30, 1999 from $3,914 in the comparable 1998 period.

This increase is due to borrowings incurred during calendar year 1998.

         The Company's principal sources of liquidity are proceeds from the issuance of common stock. In the second quarter of 1999, the Company realized proceeds of $330,010, after deductions of cash and non-cash issuance expenses, on the sale of 267,500 shares of common stock at a per share price of $2.00.

         Cash used by operating activities was $123,069 for the period ended June 30, 1999 compared to cash provided by operating activities of $13,169 for the period ended June 30, 1998. This change was primarily due to the net loss of $411,275, the expense related to stock issued for services, and an increase in accounts receivable, offset by a reduction in compensation expense relating to the issuance of stock and stock options, depreciation and amortization, and non-cash charges relating to amortization of deferred loan costs and discounts on notes payable.

         Cash used in investing activities was $207,444 for the period ended June 30, 1999, compared to $86,681 for the period ended June 30, 1998, as the Company used $178,159 in cash to acquire United, and acquired property and equipment of $29,825.

         Cash provided by financing activities was $439,416 for the period ended June 30, 1999, compared to $73,981 for the period ended June 30, 1998. This increase was primarily due to the proceeds received from the issuance of common stock offset by payment of long-term debt.

         The Company had a net loss per share, on a basic and diluted basis, during the first fiscal half of 1998 of $.68. During the period covered by this report, the Company had a net loss per share of $.18 on both a basic and diluted basis.

         The issuer has assessed both the cost of addressing and the costs of consequences of incomplete or untimely resolution of the Year 2000 issue. The issuer has reviewed its internal systems and has upgraded and replaced such systems with applications, in the normal course of business, that are Year 2000 compliant. To date, the costs of such upgrades have been minimal. The issuer is currently surveying its critical vendors concerning their year 2000 compliance.

         The issuer utilizes off the shelf software and uses no internally developed software in the operation of its business. The software embedded in the issuer's products is not date sensitive and as such is not subject to the Year 2000 issue. Accordingly, the issuer has determined that its estimated costs related to the Year 2000 issue are not anticipated to be material to the issuer's business, operations or financial condition. The issuer is currently developing a contingency plan to be utilized in the event that its management information systems fail due to a Year 2000 related issue.

         The Company has no unused capital resources.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During the quarter ended June 30, 1999, the Company issued 267,500 shares of common stock through a private placement to various accredited investors at a price of $2.00 per share. The securities were sold pursuant to an exemption from registration pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. Net proceeds from the private placement after deductions for both cash and non-cash issuance expenses, amounted to $330,010. Proceeds were used for operating activities of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

EXHIBIT
NUMBER                       DESCRIPTION                                         LOCATION
-------                      -----------                                         --------
     3.1        Articles of Incorporation (under the name Micro        Incorporated by reference in the filing of
                Tech Industries Inc.)                                  the Company's annual report on Form 10-KSB
                                                                       filed on April 15, 1998.

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

         None filed during the reporting period.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NEXT GENERATION MEDIA CORP.

Date:  November 24, 1999                    By: /s/ Gerard R. Bernier
                                               -------------------------
                                            Gerard R. Bernier, President
                                            and Director (principal
                                            executive officer)

Date:  November 24, 1999                    By:          *
                                               -------------------------
                                            Kenneth Brochin, Secretary,
                                            Treasurer and Director

Date:  November 24, 1999                    By:          *
                                               -------------------------
                                            Leon Zajdel, Director

Date:  November 24, 1999                    By:          *
                                               -------------------------
                                            Peter Collins, Director

Date:  November 24, 1999                    By:          *
                                               -------------------------
                                            Steve Kronzek, Director

Date:  November 24, 1999                    By:          *
                                               -------------------------
                                            Frank A. Miller, Chief
                                            Financial Officer

Date:  November 24, 1999                    By: * /s/ Gerard S. Bernier
                                               -------------------------
                                            Gerard R. Bernier, Attorney-
                                            in-fact

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

Signature                             Title                           Date
---------                             -----                           ----
/s/ Kenneth Brochin            Secretary, Treasurer                 11/24/99
-------------------               and Director
Kenneth Brochin

/s/ Leon Zajdel                      Director                       11/24/99
-------------------
Leon Zajdel

/s/ Peter Collins                    Director                       11/24/99
-------------------
Peter Collins

/s/ Steve Kronzek                    Director                       11/24/99
-------------------
Steve Kronzek

/s/ Frank A. Miller             Chief Financial Officer             11/24/99
-------------------
Frank A. Miller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION                         PAGE NO.
-------                      -----------                         --------
 24.1             Power of Attorney

 27.1             Financial Data Schedule