Form 10-Q
period 1999-09-30
NEXT GENERATION MEDIA CORP
filed 1999-12-29
CIK 356292

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999
                               --------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission file number  2-74785-B
                       ----------

                           Next Generation Media Corp.
                       -----------------------------------
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

                                 (703) 913-0416
                              --------------------
              (Registrant's telephone number, including area code)


                              --------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

       Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No   X
    -----       -----

       The total number of issued and outstanding shares of the registrant's common stock, par value $0.01, as of December 15, 1999 was 4,416,818.

ITEM 1.    FINANCIAL STATEMENTS

                        NEXT GENERATION MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,         December 31,
                                                                                        1999                 1998
--------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
   Cash                                                                          $    72,130          $       326
   Notes receivable from UNICO                                                             -              175,500
   Accounts receivable, less allowance for doubtful
     accounts of $93,745 and $65,534                                                 718,222              122,443
   Inventories                                                                        74,337                2,253
   Deferred loan costs, net of
     accumulated amortization of $120,000 and $53,577                                      -               66,423
   Deferred offering costs                                                                 -              185,520
   Deferred consulting fees (Note 3)                                                 200,000                    -
   Deferred compensation (Note 3)                                                    111,797                    -
   Prepaid and other current assets                                                   16,315                2,253
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                               1,192,801              552,465

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF $301,945 AND 57,813                                              1,733,944              170,572

OTHER
   Deferred acquisition costs                                                              -            1,094,167

   Intangibles, net of accumulated amortization of $130,465
     and $24,561                                                                   1,145,953              155,862

   Investment in UNICO                                                                     -               25,537

   Deposits                                                                            8,105                    -
--------------------------------------------------------------------------------------------------------------------








TOTAL ASSETS                                                                      $4,080,803           $1,998,603
====================================================================================================================

                        NEXT GENERATION MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30,         December 31,
                                                                                       1999                 1998
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Checks issued against future deposits                                  $               -             $ 28,919
   Current portion of long term debt                                                782,972              237,153
   Current obligations under capital leases                                          34,655               41,425
   Accounts payable                                                                 692,431              236,523
   Accrued expenses                                                                 246,411                    -
   Wages payable                                                                    228,480              244,616
   Due to related parties                                                           152,581              129,570
   Deferred revenue                                                                  36,771               15,787
--------------------------------------------------------------------------------------------------------------------

   TOTAL CURRENT LIABILITIES                                                      2,174,301              933,993

LONG TERM DEBT
   Long term debt                                                                    39,613                    -
   Obligations under capital leases                                                   1,819               18,339
   Deferred rent                                                                    383,067                    -
   Accrued dividends                                                                215,944               96,569
--------------------------------------------------------------------------------------------------------------------

   TOTAL LIABILITIES                                                              2,814,744            1,048,901
--------------------------------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCK SERIES A, par value $.01,
   redemption value $6 per share, 500,000 shares
   authorized, 250,000 shares issued and outstanding                                904,167              782,292

REDEEMABLE PREFERRED STOCK SERIES B, par value $.01,
   redemption value $5 per share, 500,000 shares
   authorized, 65,000 and 70,000 shares issued and outstanding                      325,000              233,333
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.01 par value, 50,000,000 authorized
   4,218,818 and 3,629,318 issued and outstanding (Note 3)                           42,186               36,291
   Additional paid in capital                                                     4,951,792            3,625,363
   Accumulated deficit                                                           (4,957,086)          (3,727,577)
--------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                 36,892              (65,923)
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             $4,080,803           $1,998,603
====================================================================================================================

                        NEXT GENERATION MEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three months                 Nine months
                                                                  Ended September 30,           Ended September 30,

                                                                1999             1998         1999            1998
--------------------------------------------------------------------------------------------------------------------
                                                                           (Restated)                   (Restated)
REVENUES:

Coupon sales                                              $1,532,603   $            -   $3,572,009   $           -
Franchise fees                                                26,500                -       75,000               -
Other revenue                                                163,105                -      402,291               -
Advertising revenues                                         438,802          332,778    1,312,509       1,094,275
Classified revenues                                           75,714           63,123      186,643         173,034
Commission income                                             13,702           14,605       60,012         109,778
--------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                             2,250,426          410,506    5,608,464       1,377,083
--------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Printing costs                                            636,376           89,567    1,740,007         269,663
   Postage and delivery                                      933,740          132,121    1,892,825         369,408
   Other production costs                                     51,210           63,026      287,766         168,144
   Selling expenses                                           54,657           46,448      177,311         133,962
   General and administrative expenses                       728,383          232,695    1,533,291         876,572
   Depreciation and amortization                             150,342           15,962      325,284          42,956
   Franchise development                                      58,135                -      122,984               -
   Compensation expense relating to the
     issuance of stock options                                26,953                -      210,703       1,399,220
   Forgiveness of stock subscription receivable                    -                -            -         329,996
--------------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                                2,639,796          579,819    6,290,171       3,589,921
--------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                        (389,370)        (169,313)    (681,707)     (2,212,838)
--------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Other income (expense)                                         94           2,212          694           10,340
   Interest income                                                 -                -            -           6,014
   Interest expense                                          (71,041)        (89,908)     (190,579)        (93,822)
--------------------------------------------------------------------------------------------------------------------

   TOTAL OTHER INCOME (EXPENSE)                              (70,947)        (87,696)     (189,885)        (77,468)
--------------------------------------------------------------------------------------------------------------------

NET LOSS                                                    (460,317)       (257,007)     (871,592)     (2,290,306)
Preferred stock dividends                                    (39,375)        (29,589)     (119,375)        (56,569)
Preferred stock deemed dividends                             (40,625)       (128,125)     (238,542)       (213,541)
--------------------------------------------------------------------------------------------------------------------
Loss applicable to common shareholders                   $  (540,317)     $ (414,721)  $(1,229,509)    $(2,560,416)
====================================================================================================================


BASIC AND DILUTED LOSS PER COMMON SHARE                  $      (.13)     $     (.12)  $      (.31)    $      (.79)
--------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 4,169,622       3,408,307     3,990,997       3,251,741
====================================================================================================================

                        NEXT GENERATION MEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Nine Months Ended September 30,                                                     1999                     1998
--------------------------------------------------------------------------------------------------------------------
                                                                                                       (Restated)
OPERATING ACTIVITIES
   Net loss                                                                    $(871,592)             $(2,290,306)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED IN OPERATING ACTIVITIES:
   Compensation expense relating to the issuance of stock and
     stock options                                                               210,703                1,399,220
   Stock issued for services                                                     100,000                        -
   Forgiveness of subscription receivable                                              -                  329,996
   Depreciation and amortization                                                 325,282                   45,600
   Amortization of deferred consulting fees                                      100,000                   83,333
   Amortization of deferred loan costs                                            66,423                   46,154
   Amortization of discount on notes payable                                      20,946                   38,462
   Provision for doubtful accounts                                                19,994                        -
   (INCREASE) DECREASE IN ASSETS
     Accounts receivable                                                        (326,230)                  31,386
     Inventories                                                                 109,386                        -
     Prepaids and other current assets                                            (1,752)                  (6,014)
   INCREASE (DECREASE) IN LIABILITIES
     Accounts payable                                                            (67,444)                  47,959
     Accrued expenses                                                            (24,488)                       -
     Wages payable                                                               (16,136)                 278,480
     Deferred revenue                                                             20,984                        -
     Deferred rent                                                                 3,477                        -
--------------------------------------------------------------------------------------------------------------------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                 (330,447)                   8,902
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Acquisition of United, net of cash acquired                                  (178,159)                       -
   Acquisition of property and equipment                                         (44,148)                 (59,877)
   Deferred acquisition costs                                                          -                  (39,233)
--------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                               (222,307)                 (99,110)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Checks issued against future deposits                                         (28,919)                 (9,230)
   Net borrowings under line of credit                                           100,000                       -
   Issuance of notes receivable                                                        -                (455,500)
   Issuance of preferred stock and warrants                                            -                 339,955
   Repayment of callable preferred stock                                         (25,000)                      -
   Proceeds from notes payable                                                         -                 255,000
   Proceeds from issuance of common stock                                        695,344                       -
   Capital contribution                                                          100,000                       -
   Net advances from related parties                                              23,011                  61,299
   Payments of capital lease obligation                                          (23,290)                      -
   Repayment of long term debt                                                  (216,588)                (25,449)
   Repayment of employee note payable                                                  -                 (75,851)
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                            624,558                  90,224
--------------------------------------------------------------------------------------------------------------------
INCREASE  IN CASH                                                                 71,804                      16
CASH, beginning of period                                                            326                       -
--------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                            $  72,130                      16
====================================================================================================================

                        NEXT GENERATION MEDIA CORPORATION
                         SUMMARY OF ACCOUNTING POLICIES


BUSINESS            The Company operates a newspaper publishing business
DESCRIPTION         distributing free newspapers, supported by local advertising throughout New Jersey. The Company also is engaged in the cooperative direct mail marketing business.

BASIS OF            The consolidated financial statements include the statements
PRESENTATION        of Next Generation Media Corporation (the "Company") and its
                    wholly owned subsidiaries Independent News, Inc. ("INI") and United Marketing Solutions, Inc. (United). All significant intercompany transactions have been eliminated.

INTERIM FINANCIAL   In the opinion of management, the interim financial
INFORMATION         information as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998 contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.
                    Results for interim periods are not necessarily indicative of results to be expected for an entire year.

LOSS PER COMMON     Loss per share has been computed using the weighted average
SHARE               number of shares outstanding. The outstanding stock options were not considered in the computation because their inclusion would have been anti-dilutive.

USE OF ESTIMATES    The preparation of financial statements in conformity with
IN THE PREPARATION  enerally accepted accounting principles requires management
OF FINANCIAL        to make estimates and assumptions that affect the reported
STATEMENTS          amounts of assets and liabilities and disclosure of
                    contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RISKS AND           The local newspaper publishing industry and direct mailing
UNCERTAINTIES       industry are highly competitive. Revenue generally
                    fluctuates based on local economic conditions. In recent years the local publishing industry has experienced consolidation of smaller newspaper businesses into larger, better capitalized companies. These larger newspaper publishing companies attempt to increase market share by reducing advertising rates which, if successful, would have an adverse impact on the Company.

RECLASSIFICATIONS   Certain prior period amounts have been reclassified to
                    conform to the current period presentation.

                        NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ACQUISITION OF      On April 1, 1999, the Company acquired all of the
     UNITED MARKETING    outstanding common stock of United for $336,665 in cash and
     SOLUTIONS, INC.     the assumption of debt totaling $912,702. United is engaged in the cooperative direct mail marketing business. The
                         acquisition was accounted for as a purchase. Net assets were recorded at fair value and the Company recorded goodwill of
                         $1,071,241 related to the acquisition. The financial
                         statements include the operations of United subsequent to
                         the acquisition date.

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

                         Nine months ended September 30,                    1999                1998
                         -------------------------------------------------------------------------------

                         Revenues                                      7,565,105           7,843,012
                         Net loss                                       (963,354)         (1,977,236)
                         Net loss applicable to common
                           shareholders                               (1,240,928)         (2,167,003)
                         Basic and diluted loss
                           per share attributable to common
                           shareholders                                     (.31)               (.67)
                         ===============================================================================

2.   RESTATEMENT         As a result of the audit of the financial statements for the year ended December 31, 1998, the Company made several
                         adjustments to amounts initially recorded during the nine
                         months ended September 30, 1998. Firstly, during the second quarter of 1998, the Company did not record compensation
                         expense relating to the issuance of stock and stock options as it believed that the exercise price was equivalent to the fair value at the issuance date. During December 1998, the
                         Company issued common stock to various individual investors at $2 per share. Based on this issuance, the company
                         retroactively determined that the market value of the stock options was $2 and recorded compensation expense of
                         $1,399,220. Secondly, during the second quarter of 1998, the
                         Company initially recorded an extraordinary loss of
                         $1,034,000 in relation to the write-off of a receivable from
                         Unico, the parent company of United. Subsequent to that
                         date, it was determined that the amount should be considered a deferred acquisition cost. Finally, accrued dividends and deemed dividends relating to preferred stock were not
                         originally reported.

                        NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                         The following table summarizes the effect of the restatement on net loss and loss per share:

                                                                        Three months        Nine months
                                                                        September 30,      September 30,
                                                                            1998               1998
                         -------------------------------------------------------------------------------

                         Loss as originally reported                    $  (257,007)       $(1,925,086)

                         Compensation expense relating to the
                            the issuance of stock and stock options               -         (1,399,220)
                         Reclassification of extraordinary loss to
                            deferred acquisition cost                             -          1,034,000
                         -------------------------------------------------------------------------------

                         Restated net loss                                 (257,007)        (2,290,306)

                         Preferred stock dividends                          (29,589)           (56,569)
                         Preferred stock deemed dividends                  (128,125)          (213,541)
                         -------------------------------------------------------------------------------

                         Loss applicable to common shareholders           $(414,721)       $(2,560,416)


                         Loss per share
                         As originally reported                         $      (.07)       $      (.59)
                         Restated                                       $      (.12)       $      (.79)
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

                        NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   COMMON STOCK,       During June 1999, the Company issued 122,500 options to
     CONTINUED           employees and directors to purchase common stock at a price of $.50 per share. These options were immediately vested. In addition, 92,500 options were issued to purchase common
                         stock at a price of $.50 per share which vest over a two
                         year period. The market value of the stock was determined to be $2 based on private sales to unrelated investors. The
                         Company recorded compensation expense of $183,500 in
                         relation to the vested options and recorded deferred
                         compensation of $138,750 for unvested options, which will be recorded as compensation expense over the vesting period.

                         From July through September 1999, the Company issued 58,000 shares of common stock through a private placement to
                         various individuals investors at $2.50 per share. Net
                         proceeds from the private placement after deductions for
                         issuance expenses amounted to $123,881.

4.   SEGMENT             The Company has two reportable segments for the nine months
     INFORMATION         ended September 30, 1999: INI and United. United was
                         acquired on April 1, 1999. Each entity is a wholly-owned
                         subsidiary, with different management teams and different
                         products and services. INI operates a newspaper publishing business and United operates a direct mail marketing
                         business. The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting
                         Policies. Summarized financial information concerning the
                         Company's reporting segments for the nine months ended
                         September 30, 1999 is presented below. The Company has no
                         sales outside of the United States. The Company operated in one segment for the nine months ended September 30, 1998.


                         Nine months ended
                         September 30, 1999         United        INI      Parent  Eliminations      Total
                         ----------------------------------------------------------------------------------

                         Revenues                4,049,300  1,559,164           -            -   $5,608,464
                         Segment profit (loss)       1,046    (14,430)   (858,208)           -     (871,592)
                         Total assets            2,262,412    464,663   2,521,927   (1,168,199)  $4,080,803

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

       Total revenues increased 448%, to $2,250,426 in the quarter ended September 30, 1999 from $410,506 during the third quarter of 1998. These increases were due to the addition of revenues from and the acquisition of United Marketing Solutions, Inc. ("United") by the issuer, and a general increase in business activity at Independent News, Inc. ("INI").

       Total operating expenses increased 355%, to $2,639,796 in the quarter ended September 30, 1999 from $579,819 during the third quarter of 1998. Printing costs, postage and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregate to $1,884,460, increased 442%, from $347,124 in the comparable 1998 period. General and administrative expenses increased 213%, to $728,383 from $232,695 in the quarter ended September 30 of 1998. These increases are comparable to the increase in revenue and were primarily caused by the acquisition of United.

       Interest expense decreased to $71,041 in the quarter ended September 30, 1999 from $89,908 in the quarter ended September 30, 1998.

       Total revenues increased 307%, to $5,608,464 in the nine month period ended September 30, 1999 from $1,377,083 in the same period of 1998. These increases were primarily due to the acquisition of United by the issuer. Total revenue decreased 3.5%, to $7,565,105 for the period ended September 30, 1999 from $7,843,012 on a pro forma basis for the same period in 1998.

       Total operating expenses increased 75% to $6,290,171 in the nine-month period ended September 30, 1999 from $3,589,921 in the same period of 1998. Printing costs, postage and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregate to $4,546,177, increased 361%, from $984,133 in the comparable 1998 period. General and administrative expenses increased 75%, to $1,533,291 from $876,572 in the period ended September 30 of 1998. These increases are comparable to the increase in revenue and are a result of the acquisition of United, offset by a reduction in compensation expense relating to the issuance of stock options. Total expenses decreased 13%, to $8,528,459 for the period ended

September 30,1999 from $9,820,248 on a pro forma basis for the same period in 1998. This decrease is primarily attributed to a decrease in compensation expense related to the issuance of stock options and forgiveness of stock subscription receivables.

       Interest expense increased to $190,579 in the nine-month period ended September 30, 1999 from $93,822 in the comparable 1998 period. This increase is due to borrowings incurred during calendar year 1998.

       The Company's principal sources of liquidity are proceeds from the issuance of common stock. In the third quarter of 1999, the Company realized proceeds of $123,881, after deductions of cash and non-cash issuance expenses, on the sale of 58,000 shares of common stock at a per share price of $2.50.

       Cash used by operating activities was $330,447 for the period ended September 30, 1999 compared to cash provided by operating activities of $8,902 for the period ended September 30, 1998. This change was primarily due to the net loss of $871,592, the expense related to stock issued for services, and an increase in accounts receivable, offset by a reduction in compensation expense relating to the issuance of stock and stock options, depreciation and amortization, and non-cash charges relating to amortization of deferred loan costs and discounts on notes payable.

       Cash used in investing activities was $222,307 for the period ended September 30, 1999, compared to $99,110 for the period ended September 30, 1998, as the Company used $178,159 in cash to acquire United, and acquired property and equipment of $44,148.

       Cash provided by financing activities was $624,558 for the period ended September 30, 1999, compared to $90,224 for the period ended September 30, 1998. This increase was primarily due to the proceeds received from the issuance of common stock offset by payment of long-term debt.

       The Company had a net loss per share, on a basic and diluted basis, through the third fiscal quarter of 1998 of $0.79. During the period covered by this report, the Company had a net loss per share of $0.31 on both a basic and diluted basis.

       The Company has no unused capital resources.

                           PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

       During the quarter ended September 30, 1999, the Company issued 58,000 shares of common stock through a private placement to various accredited investors at a price of $2.50 per share. The securities were sold pursuant to an exemption from registration pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. Net proceeds from the private placement after deductions for both cash and non-cash issuance expenses, amounted to $123,881. Proceeds were used for operating activities of the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits:


EXHIBIT
NUMBER        DESCRIPTION                              LOCATION
------        -----------                              --------

3.1     Articles of Incorporation       Incorporated by reference in the filing
        (under the name Micro Tech      of the Company's annual report on Form
        Industries Inc.)                10-KSB filed on April 15, 1998.

3.2     Amendment to the Articles       Incorporated by reference in the filing
        of Incorporation                of the Company's quarterly report on
                                        Form 10-Q filed on May 15, 1997.

3.3     Amended and Restated Bylaws     Incorporated by reference in the filing
        of the Company                  of the Company's annual report on Form
                                        10-KSB filed on November 12, 1999.

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

                                      NEXT GENERATION MEDIA CORP.


Date:  December 30, 1999                   By: /s/ Gerard R. Bernier
                                              -------------------------
                                           Gerard R. Bernier, President
                                           and Director (principal
                                           executive officer)


Date:  December 30, 1999                   By:          *
                                              -------------------------
                                           Kenneth Brochin, Director


Date:  December 30, 1999                   By:          *
                                              -------------------------
                                           Leon Zajdel, Director


Date:  December 30, 1999                   By:          *
                                              -------------------------
                                           Peter Collins, Director


Date:  December 30, 1999                   By:          *
                                              -------------------------
                                           Steve Kronzek, Director


Date:  December 30, 1999                   By:          *
                                              -------------------------
                                           Frank A. Miller, Chief Financial
                                           Officer


Date:  December 30, 1999                   By: * /s/ Gerard S. Bernier
                                              -------------------------
                                           Gerard R. Bernier, Attorney-
                                           in-fact

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

Signature                               Title                   Date
---------                               -----                   ----

/s/ Kenneth Brochin              Secretary, Treasurer         12/30/99
--------------------                 and Director
Kenneth Brochin

/s/ Leon Zajdel                       Director                12/30/99
--------------------
Leon Zajdel

/s/ Peter Collins                     Director                12/30/99
--------------------
Peter Collins

/s/ Steve Kronzek                     Director                12/30/99
--------------------
Steve Kronzek

/s/ Frank A. Miller             Chief Financial Officer       12/30/99
--------------------
Frank A. Miller

                                  EXHIBIT INDEX


 EXHIBIT
 NUMBER                DESCRIPTION                       PAGE NO.
 ------                -----------                       --------

  24.1         Power of Attorney

  27.1         Financial Data Schedule