Form 10KSB40
period 1999-12-31
NEXT GENERATION MEDIA CORP
filed 2000-06-01
CIK 356292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1999
                           -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number  2-74785-B
                        ---------

                           Next Generation Media Corp.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


         Nevada                                             88-0169543
         ------                                             ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 8380 Alban Road
 Springfield, Virginia 22150                              (703) 913-0416
 ---------------------------                              --------------
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

       Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year: $7,865,410.
                                                                ----------

       State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of April 30, 2000, the aggregate market value of the Common Stock of the issuer held by non-affiliates was approximately $5,246,260, calculated on the basis of a recent private sale of Common Stock as of May 1, 2000. The aggregate market value of the Preferred Stock of the issuer held by non-affiliates, based on its conversion into Common Stock (at the assumed Common Stock price used in the prior calculation) as of April 30, 2000, was approximately $1,431,818. There is no established public trading market for either the Common Stock or the Preferred Stock.

       The total number of issued and outstanding shares of the issuer's common stock, par value $0.01, as of April 30, 2000 was 5,262,524.

       Documents incorporated by reference: None.

       Transitional Small Business Disclosure Format (Check one):
 Yes    ; No  X .
    ---     ----

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

       Introduction. Next Generation Media Corporation (the "Company") was incorporated on November 21, 1980 under the laws of the State of Nevada in the name Micro Tech Industries Inc. On February 6, 1997, an unrelated third party purchased 85.72% of the outstanding stock of Microtech Industries, Inc. from its majority shareholder for $50,000 in cash. Effective March 31, 1997, Microtech Industries changed its name to Next Generation Media Corporation. Current management believes that prior to February 6, 1997, the Company was a "shell" company for at least five years without assets and liabilities. Current management is unaware of any operating history of the Company prior to February 6, 1997.

       Reporting Period Principal Services. During the reporting period, the Company operated as a publicly owned holding company with two wholly owned operating subsidiaries, Independent News Inc. ("INI") and United Marketing Solutions, Inc. ("United"). INI engages in the community newspaper publishing business. It produces and issues weekly free newspapers distributed via the mail to approximately 74,000 homes in northern New Jersey. INI generates all of its revenues from the sale of advertisements that generally are placed by local merchants in the communities that the newspapers serve. The newspapers are generally identical in editorial content but are varied according to advertising content. The New Jersey townships that INI's community newspapers serve include Wayne, Fairfield, Lincoln Park, Peuannok, Pompton Plains, Montville, Towaco, Bloomingdale, Riverdale, Butler, Kinnelon, Smoke Rise, Pompton Lakes, Little Falls, Totowa and West Patterson. The Company acquired the community newspaper business operated by INI in September 1997. INI had $2,109,396 in revenues and an operating loss of $74,719 including non-cash charges of $85,503 during the year ended December 31, 1999. INI had assets of $400,387 as of December 31, 1999.

       The Company acquired United Marketing Solutions, Inc. ("United") on April 1, 1999. Originally founded in 1981 as United Coupon Corporation, United has operated within the cooperative direct mail industry for 19 years. United has diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in three communications mediums: direct mail, direct marketing and Internet marketing. United offers advertising and marketing products and services through a network of franchisees in 17 states, with the largest concentration being in the northeast United States. United provides full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, service providers and professionals as resources to help them generate trial and repeat customers. United's core product, the cooperative coupon envelope, reaches in excess of 20 million mailboxes per year with an estimated 360 million coupons. United had $7,713,162 in revenues and an operating loss of $754,963 including non-cash charges of $836,198 during the calendar year 1999. United had $5,756,015 in revenues and an operating loss of $270,953 including non-cash charges of $289,211 from April 1, 1999 through December 31, 1999. United had assets of $2,118,814 as of December 31, 1999.

       In 1999, United introduced an Internet web site, www.ishopol.com, marketed as "ISHOPOL - WHAT YOU WANT WHEN YOU WANT IT" ("iSHOPol"). ISHOPOL provides a directory of local businesses and professionals with coupons, display ads, combination ads (display ads with coupons), and multi-page websites. Users have access to a variety of useful information options and entertaining activities including a white pages directory, weather reports, an online arcade, fun sites (horoscopes and entertainment), lottery results and real estate classified ads by market. United is in the process of integrating ISHOPOL with its other product offerings, providing a complete direct marketing and advertising link which management expects to be unique in the online electronic commerce industry. Management expects that synergy resulting from common marketing, advertising and management with its United subsidiary will enhance the Company's profitability potential.

       On May 1, 2000, the Company entered into a transaction by which certain shareholders of common stock and Series A Preferred stock sold approximately fifty-two percent (52%) of the fully diluted common stock of the Company to The BigHub.com, Inc. ("BigHub"). BigHub (www.thebighub.com) is a business-to-business e-commerce solution provider that delivers private branding content for high-traffic Internet companies, and is a gateway to a network of "Big"-branded affiliate sites designed to leverage the traffic and capabilities of BigHub's meta-search engine. Allowing users to simultaneously search multiple search engines, web directories and news databases on one site, BigHub's proprietary search technology was previously named among the Web's top 10 search engines by The New York Times and The Miami Herald. By uniting a diverse portfolio of "Big" companies - such as The BigStore.com - within a web-based network, BigHub seeks to create a consumer destination with an emphasis on commerce, content and community. Current licensees of BigHub's business-to-business e-commerce solutions, search technologies and content include China.com, Quepasa.com and PriceNetUSA.com.

       BigHub and the Company plan to commence the redesign and expansion of United's current Internet site, iSHOPol.com, creating a "Big" affiliate web site that will be accessible throughout BigHub's network of sites that include such either existing or under development such as The BigRx.com, The BigStore.com, The BigBallot.com, The BigCompare.com, The BigBiz.com, The BigFNI.com and The BigAutoParts.com. The new "Big" site will provide users with online coupons from thousands of local and national retailers and service providers throughout the United States. Consumers will be able to enter their zip codes and a search category (such as restaurants, dry cleaners, hair salons, supermarkets, etc.) for local coupon offerings. Consumers will be able to print the coupons and bring them to local establishments for redemption. The Company expects that its online coupon activity will benefit from the Company's existing relationships with thousands of companies nationwide. Although no assurances can be given, it is anticipated that many, if not most of the Company's current advertisers that pay to be included in the Company's direct mail coupon packages will be interested in providing online coupons as well.

            Online coupons are a rapidly growing trend that has the potential to increase markedly as more consumers access the Internet and learn about online coupon options. NCH Promotional Services reported recently that approximately 83% of consumers in the United States used coupons on a monthly basis. BigHub will provide additional content, community and commerce to the iSHOPol web site, and management intends to advertise in locally distributed newspapers to promote the web site.

            Future Acquisitions and New Products and Services. The Company's business strategy is to grow through new acquisitions. The Company is currently exploring the possibility of selling the community newspaper business operated by INI in order to repay debt and to facilitate future acquisitions.

            Competition. The Company's current and proposed future lines of business are highly competitive. First, the advertising business, including the community newspaper business, is highly competitive with many firms competing in various forms of media and possessing substantial resources. The Company's community newspaper business has several direct competitors serving its local markets, although management believes that INI has no direct competitor offering a 100% mailed (as opposed to delivery) weekly newspaper. The circulation of other newspapers in the local markets in which INI operates includes: The New Jersey Star Ledger, circulation approximately 12,000, The Herald & News, circulation approximately 9,000, The Record, circulation approximately 8,000 and The Suburban Trends, circulation approximately 7,500.

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

            Government Regulation. United is subject to state regulation as a franchisor, requiring United to file periodic state registration documents pertaining to the offering of area and regional franchise licenses. Management believes that United is in substantial compliance with applicable state franchise laws.

            Employees. As of December 31, 1999, INI has approximately twelve employees, United, has approximately 78 employees, and the Company has a President/CEO and CFO/Treasurer/Secretary. No employees are members of a trade union and the Company believes that employee relations are good.

ITEM 2.              PROPERTIES

            INI operates a 3,500 square foot facility located in Pompton Lakes, New Jersey. The building consists of two stories with the administration and production unit on one level and the sales staff on the other level. INI has a five-year lease on the property that expires in October 2002.

            United operates a 64,000 square foot facility in Springfield, Virginia. The building consists of two stories with the administration and graphics units on one level and the production plant on the other level. United has a ten year lease on the property with options for five year renewals. The initial lease expires in September 2004. The corporate headquarters for the Company is located in this facility.

            Rent expense for the year ended December 31, 1999 and 1998 was $418,601 and $19,800, respectively.

ITEM 3.       LEGAL PROCEEDINGS

            The Company is party to various legal matters encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or the future results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted during the fourth quarter of fiscal year 1999 to a vote of the security holders.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       There was no public trading market for the issuer's securities in 1999 or in 2000 to date. As of April 30, 2000, there were approximately 621 holders of record of the Company's common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

       On April 1, 1999 the Company acquired all the outstanding stock of United. The financial statements include the operations of United subsequent to the acquisition date, accordingly, the financial statement periods are not comparative.

       Total revenues increased approximately 335%, to $7,865,410 in 1999 from $1,808,713 in 1998. Total revenues are generated by the Company's subsidiaries, United and INI, and increased due to the Company's acquisition of United in April 1999. Total pro forma revenues for 1999 of $9,698,768 increased approximately 28% over pro forma revenues for 1998 of $7,563,126, primarily due to an increase in volume.

       Total operating expenses increased approximately 90%, to $9,255,538 in 1999 from $4,884,517 in 1998. Printing costs, postage and delivery, other production costs, selling expenses, franchise development expense and depreciation and amortization, which aggregate to $6,702,830, increased approximately 397%, from $1,349,619 in 1998, which is comparable to the increase in total revenues discussed above. General and administrative expenses decreased approximately 30% to $2,552,708 in 1999 from $3,204,902 in 1998. This decrease is primarily due to non-cash compensation expense relating to the issuance of stock and stock options decreasing to $337,656 in 1999 from $2,126,870 in 1998.

       Interest expense increased approximately 67%, to $230,446 in 1999 from $138,324 in 1998. This is primarily due to interest expense of new loans assumed in the purchase of United.

       At December 31, 1999, the Company has net operating loss carry-forwards for federal income tax purposes of approximately $2,200,000, which are available to offset future federal taxable income, if any, through 2014. The net operating loss carry-forwards are subject to annual limitations as a result of changes in ownership. The Company has deferred tax assets of approximately $1,806,000. Management has provided a 100% valuation allowance against deferred tax assets, due to uncertainty surrounding the amount and timing of future taxable income.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

       Total revenues increased approximately 276%, to $1,808,713 in 1998 from $481,316 in 1997. Total revenues were generated by the Company's subsidiary, INI, and increased as the Company purchased INI in September 1997. Total revenues for 1998 increased approximately 17% over pro forma revenues for 1997 of $1,549,042, primarily due to an increase in volume.

       Total operating expenses increased approximately 731%, to $4,884,517 in 1998 from $586,875 in 1997. Printing costs, postage and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregate to $1,349,619, increased approximately 306%, from $332,602 in 1997, which is comparable to the increase in total revenues discussed above. General and administrative expenses increased approximately 1,155%, to $3,204,902 in 1998 from $255,273. This increase was primarily due to the Company recording compensation expense relating to the issuance of stock options of $2,126,870 in 1998. The Company also forgave stock subscriptions receivable aggregating $329,996 from two directors.

       Interest expense increased approximately 2,491%, to $138,324 in 1998 from $5,338 in 1997. This is due to new borrowings of $265,000 in 1998 and an effective interest rate of 80% on two loans arising from the issuance of stock, in addition to the stated interest rate.

LIQUIDITY AND CAPITAL RESOURCES

       YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

       The Company has relied primarily on funds generated from the issuance of common stock and use of its line of credit to finance its operations and expansion. The Company's working capital deficit increased during 1999 to $(1,342,265), primarily due to the net loss during the year. As of December 31, 1999, the Company had cash of $263,517, compared to $326 at December 31, 1998.

       Cash used in operating activities was $16,855 in 1999, compared to $258,247 in 1998. This was primarily due to the net loss of $(1,616,601), offset by non-cash charges relating to the issuance of stock options of $337,656, charges related to the issuance of stock for services of $390,000, depreciation and amortization of $485,755, an increase in accounts receivable of $204,066 and accrued expenses of $233,591

       Cash used in investing activities was $209,346 in 1999, compared to $37,935 in 1998. The increase was primarily due to net cash paid for the acquisition of United on April 1, 1999, of $178,084.

       Cash provided by financing activities was $489,392 in 1999, compared to $296,508 in 1998. The increase was primarily the result of net proceeds from the issuance of common stock of $837,094, offset by repayments of notes payable in the amount of $253,446.

       On May 1, 2000, certain shareholders of the Company entered into a stock purchase agreement whereby they exchanged common and preferred stock and options to purchase common stock representing approximately 52% of the Company's fully diluted common shares for common shares and, in certain instances, options to purchase common shares of The BigHub.com, Inc. The Company also obtained a $500,000 unsecured loan from the BigHub.com Inc., which was used, in part, to liquidate certain trade payables and accrued liabilities. The BigHub.com, Inc. has verbally committed to fund the Company's working capital needs during the year ending December 31, 2000.

       Management plans to improve the liquidity of the Company during the year ending December 31, 2000 through an increase in revenues from its internet site, ISHOPol.com, an increase in printing revenue from national accounts, reduced debt service commitments and the sale of INI.

       Although no assurances can be given, the Company believes that cash on hand, cash provided by operating activities and the ability to borrow necessary working capital from the BigHub.com will provide sufficient cash to fund operations for the next twelve months.

       The Company has no significant cash commitments beyond normal purchases from suppliers projected for fiscal 2000.

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

       Cash used by operating activities was $258,247 in 1998, compared to $46,803 in 1997. This was primarily due to the net loss of $(3,207,705), offset by non-cash charges relating to the issuance of stock options of $2,126,870 and forgiveness of stock subscriptions receivable of $329,996. Also, wages payable increased by $244,616.

       Capital used in investing activities was $37,935 in 1998, compared to $49,154 in 1997. The capital expenditures primarily related to leasehold improvements.

       Cash provided by financing activities was $296,508 in 1998, compared to $95,957 in 1997. The increase was the result of proceeds from notes payable in the amount of $265,000, net proceeds from the issuance of common stock of $130,000, and net proceeds from the issuance of preferred stock of $339,955, offset by the issuance of notes receivable in the amount of $345,500.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       In the normal course of business, operations of the Company may be exposed to fluctuations in interest rates. These fluctuations can vary the cost of financing, investing, and operating transactions. Because the Company has only fixed rate short-term debt, there are no material impacts on earnings due to fluctuations in interest rates.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets of liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently classified into income when the transaction affects earnings. SFAS is effective for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no material impact on its financial position or results of operations.

ITEM 7.       FINANCIAL STATEMENTS

       See attached.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       Directors and officers. The directors and executive officers of the Company, as of the date of this filing, are as follows:

Name                                Age                     Position
----                                ---                     --------
Gerard Bernier                      50                      President and Director

Leon Zajdel                         52                      Director

Peter Collins                       56                      Director

Steve Kronzek                       50                      Director

Frank Miller                        32                      Chief Financial Officer/Assistant Secretary

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

Peter Collins has been a director of the Company since May of 1998. Mr. Collins is a representative of Renaissance Capital Partners serving as a director pursuant to the agreement between the Company and it Preferred Shareholders.

Leon Zajdel has been a director of the Company since April 1999. Mr. Zajdel was founder and has served as President of Energy Guard Corp., a manufacturer and retailer of replacement windows, located in Beltsville, MD, since 1972.

Frank A. Miller has been the Company's Chief Financial Officer since June 1, 1999. Prior to his employment with the Company, Mr. Miller served as Director of Business Development and Financial Services for Precision Auto Care, Inc., an international provider of automotive maintenance with over 500 franchised units.

       Compliance with Section 16(a) of the Exchange Act. The issuer's common stock is not registered pursuant to Section 12 of the Exchange Act; therefore, information required by Item 405 is not applicable.

ITEM 10.      EXECUTIVE COMPENSATION

       The following information relates to compensation paid by the Company for services rendered in all capacities during the year ended December 31, 1999, to the Chief Executive Officer, the only executive officer of the Company who received a salary and bonus during fiscal 1999 in excess of $100,000.


                           Summary Compensation Table
                           --------------------------
                             Annual Compensation
                             -------------------


---------------------------------------------------------------------------
   Name and
   Principal      Fiscal                                   Other Annual
    Position        Year         Salary        Bonus       Compensation
---------------------------------------------------------------------------
 Gerard R.          1999       $112,500(1)       -               -
    Bernier
 President and
  CEO, United
---------------------------------------------------------------------------

                           Summary Compensation Table
                           --------------------------
                                            Long-Term Compensation
                                            ----------------------
                             Awards                           Payouts
                             ------                           -------
-------------------------------------------------------------------------------------
   Name and                          Securities
   Principal      Restricted         Underlying          LTIP          All Other
    Position      Stock Awards      Options/SARs        Payouts       Compensation
-------------------------------------------------------------------------------------
 Gerard R.             -                  -                -                -
    Bernier
 President and
  CEO, United
-------------------------------------------------------------------------------------

(1) As of April 1, 1999

       Gerard Bernier, the Company's current President, pursuant to a two year employment agreement entered into in 1999, was issued an option to purchase 250,000 shares of common stock of the Company at a price of $0.02 per share, as compensation for serving as President of the Company in addition to Mr. Bernier's compensation as President and CEO of United. Mr. Bernier will be entitled to receive an additional option to purchase 100,000 shares of common stock upon the one year anniversary of any subsequent reappointment by the Board of Directors. In his role as President and CEO of United, Mr. Bernier has a written employment agreement for an initial term running through March 31, 2001 pursuant to which he is entitled to a salary of $150,000 (annually adjusted for cost of living) and a bonus equal to 5% of pre-tax and pre-extraordinary item profits of United so long as such profits exceed a $350,000 threshold. In addition, Mr. Bernier is to receive certain other benefits including $150,000 in life insurance and an automobile allowance.

                                 INSURANCE PLANS

       The Company makes available to all full-time employees medical and dental plan benefits, life and accidental death insurance and long-term disability insurance. Employees are eligible to participate in company insurance plans when they complete 90 days of service with the Company.

                               OTHER BENEFIT PLANS

       401(k) Plan. The Company makes available a 401(k) Savings Plan (the "401(k) Plan"), a federally-qualified, tax-deferred plan administered by a third party. The 401(k) Plan provides participants with savings or retirement benefits based on employee deferrals of compensation, as well as any matching and other discretionary contributions made by the Company. Employees are eligible to participate in the 401(k) Plan when they complete one month of service with the Company and have attained the age of 18. The employee can defer up to 15% of the compensation amount earned within a calendar year, not to exceed the ceiling set forth annually by the Internal Revenue Service. The Company matches the employee's contribution to the 401(k) Plan dollar-for-dollar up to 3% of the employee' annual salary. Participants become vested in any employer contributions to the 401(k) Plan after two years of service at a rate of 20% for each completed year of service. A participant is always 100% vested in his or her salary reduction contributions to the 401(k) Plan.

       The following tables show information with respect to options granted during fiscal year 1999 and the number of shares of common stock represented by outstanding stock options held by the President/Chief Executive Officer as of December 31, 1999. Also reported is the value for "in-the-money" options, which represent the positive spread between the exercise price of any existing stock options and the year-end price of the common stock.

                        OPTION GRANTS IN FISCAL YEAR 1999

--------------------------------------------------------------------------------------
            Name                Number of Securities           Percent of Total
            ----                Underlying Options/SARs            Options
                                       Granted                Granted to Employees
                                       -------                --------------------
--------------------------------------------------------------------------------------
            None                          -                            -
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
            Name                    Exercise Price              Expiration Date
            ----                    ---------------             ----------------


--------------------------------------------------------------------------------------
            None                          -                            -
--------------------------------------------------------------------------------------

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR values







                                                                     Number of Securities
                                                                    Underlying Unexercised
                                                                 Options at December 31,1999
--------------------------------------------------------------------------------------------------------
                Shares Acquired
                ---------------
     Name          on Exercise     Value Realized        Exercisable                Unexercisable
     ----          -----------     --------------        -----------                -------------
--------------------------------------------------------------------------------------------------------
  Gerard R.
   Bernier              -                 -                400,000                        -
--------------------------------------------------------------------------------------------------------



                                Value of Unexercised
                                in-the-money Options
                                at December 31, 1999
-------------------------------------------------------------


     Name          Exercisable           Unexercisable
     ----          -----------           -------------
-------------------------------------------------------------
  Gerard R.
   Bernier           $600,000                  -
-------------------------------------------------------------


The director's of the Company serve without compensation. However, the following directors, in recognition of their contributions to the Company, were each granted an option to purchase 10,000 shares of common stock at a price of $2.50 per share on June 9, 1999: Leon Zajdel, Peter Collins, and Steve Kronzek

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AS OF APRIL 30, 2000.

----------------------------------------------------------------------------------------------------------------------------
          (1)                                  (2)                              (3)                          (4)
                                                                         Amount and Nature of
      Title of Class          Name and Address of Beneficial Owner      Beneficial Ownership           Percent of Class(1)
----------------------------------------------------------------------------------------------------------------------------
                            Gerard Bernier
Common Stock                8380 Alban Road
                            Springfield, VA 22150                            1,332,059(2)                      24.6%
----------------------------------------------------------------------------------------------------------------------------
                            Joel Sens
Common Stock                900 N. Stafford St.
                            Suite 2003
                            Arlington, VA 22203                              1,135,683(2)                      21.0%
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                            Kenneth Brochin
Common Stock                2347 Underhill Road
                            Toledo, OH 43615                                  627,000(3)                     11.4%
----------------------------------------------------------------------------------------------------------------------------
                            John Banas
Common Stock                20th Century Associates, Inc.
                            14 Plaza Nine
                            Manalapan, NJ 07726                               360,000                         6.8%
----------------------------------------------------------------------------------------------------------------------------
                            Renaissance Capital Partners I
Series A Preferred Stock    8080 N. Central Expressway
                            Suite 210 - LB59
                            Dallas, TX 75206-1857                             155,096                        62.0%
----------------------------------------------------------------------------------------------------------------------------
                            Harlon Morse Fentress Trust, c/o
Series A Preferred Stock    Duncan-Smith Investments, Inc.
                            311 Third Street
                            Suite 300
                            San Antonio, TX 78205                              16,325                         6.5%
----------------------------------------------------------------------------------------------------------------------------
                            Duncan-Smith Investments, Inc.
Series A Preferred Stock    311 Third Street
                            Suite 300
                            San Antonio, TX 78205                              13,769                         5.5%
---------------------------------------------------------------------------------------------------------------------------
                            T.C. Equities, Ltd.
Series B Preferred Stock    Charlotte House
                            Nassau
                            Bahamas                                            65,000                       100.0%
----------------------------------------------------------------------------------------------------------------------------

(1)Rounded to the nearest one tenth of one percent.

(2)Includes options to purchase 150,000 shares of common stock.

(3)Includes options to purchase 247,500 shares of common stock.

(b) SECURITY OWNERSHIP OF MANAGEMENT AS OF APRIL 30, 2000.


--------------------------------------------------------------------------------------------------------------------
            (1)                                 (2)                             (3)                     (4)
                                                                        Amount and Nature of
      Title of Class           Name and Address of Beneficial Owner     Beneficial Ownership    Percent of Class(1)
--------------------------------------------------------------------------------------------------------------------
                      Gerard Bernier
Common Stock          8380 Alban Road                                        1,332,059(2)               24.6%
                      Springfield, VA 22150
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
                      Leon Zajdel
Common Stock          11820 Enid Drive
                      Potomac, MD 20854                                         18,747(3)                0.4%
--------------------------------------------------------------------------------------------------------------------
                      Peter Collins
Common Stock          500 E. 77th Street
                      Suite 1819
                      New York, NY  10162                                       10,000(3)                0.2%
--------------------------------------------------------------------------------------------------------------------
                      Steve Kronzek
Common Stock          8380 Alban Road
                      Springfield, VA 22150                                     10,000(3)                0.2%
--------------------------------------------------------------------------------------------------------------------
Common Stock          Directors and Executive Officers as a Group            1,350,806(4)               24.8%
--------------------------------------------------------------------------------------------------------------------


(1)Rounded to the nearest one tenth of one percent.

(2)Includes options to purchase 150,000 shares of common stock.

(3)Includes options to purchase 10,000 shares of common stock.

(4)Includes options to purchase 180,000 shares of common stock.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Subsequent to the period covered by this report, the Company entered into a transaction by which certain shareholders of common stock and Series A Preferred stock sold approximately fifty-two percent (52%) of the fully diluted common stock of the Company to BigHub. This event was reported on a current report on Form 8-K filed by the issuer on May 18, 2000. Mr. Gerard R. Bernier, President and CEO of the Company, had a material interest in the transaction. On May 1, 2000, Mr. Bernier sold 1,098,389 common shares of the Company and transferred rights to 150,000 Company common share options, with an exercise price of $0.50 per share, to BigHub in exchange for 373,453 common shares of BigHub, 200,000 BigHub common share options, with an exercise price of $5.50 per share, and 150,000 BigHub common share options, with an exercise price of $1.25 per share. Also, pursuant to this transaction, Mr. Joel Sens, at the time a major shareholder of the Company, sold 910,725 common shares of the Company and transferred rights to 150,000 Company common share options, with an exercise price of $0.50 per share, to BigHub in exchange for 309,646 common shares of BigHub, 200,000 BigHub common share options, with an exercise price of $5.50 per share, and 150,000 BigHub common share options, with an exercise price of $1.25 per share. Additionally, the majority of the Preferred A shareholders converted their shares (including accrued dividends) to 755,985 common shares of the Company. This total amount of common shares was sold to BigHub along with the Preferred A shareholders' rights to warrants to purchase 164,910 shares of common stock at an exercise price of $0.16 per share, in exchange for 257,046 BigHub common shares, in the aggregate, which were transferred to the former Preferred A shareholders pro rata.

       On December 30, 1998, the issuer entered into amended and restated transaction documents in order to consummate the acquisition of United (the "Acquisition"). This event was reported on a current report on Form 8-K filed by the issuer on January 8, 1999. Mr. Gerard Bernier, the president and a director of the issuer, had a material interest in the Acquisition transactions. Prior to assuming his duties as president and a director of the issuer, Mr. Bernier was president and a director of UNICO, Inc., a Delaware corporation ("Unico"), and the corporate parent of United. On May 1, 1998, Mr. Bernier sold 168,744 shares of common stock of Unico to the issuer, which subsequently transferred these shares to an unaffiliated third party. On December 30, 1998, Mr. Bernier and others entered into an Amended and Restated Stock Purchase and Shareholder Agreement (the "Shareholder Agreement") pursuant to which Mr. Joel Sens - at the time the majority shareholder of the issuer - sold 935,000 shares of common stock of the issuer to Mr. Bernier in exchange for a non-recourse secured promissory note in the amount of $156,145. Mr. Sens subsequently transferred this promissory note to the issuer in payment of certain indebtedness of Mr. Sens to the issuer for the same amount. Prior to his appointment as President of the issuer, the issuer engaged Mr. Bernier as a consultant to implement the Acquisition. In consideration for his role as consultant, the issuer forgave the obligation of $156,145 of Mr. Bernier and paid additional compensation to Mr. Bernier equivalent to the income tax incurred as a result of this forgiveness of indebtedness. As a result, Mr. Bernier no longer holds an interest in Unico and is the current holder of 935,000 shares of common stock of the issuer.

       Mr. Joel Sens, pursuant to the Shareholder Agreement, sold 935,000 shares of common stock of the issuer to Mr. Bernier as of December 30, 1998. In addition, the issuer and Mr. Sens netted certain obligations between them. This resulted in Mr. Sens owing the issuer $187,905 and the issuer owing Mr. Sens approximately $22,199. In exchange for the debt owed to Mr. Sens, Mr. Sens accepted payment in the form of 66,464 shares of common stock of the issuer, valuing such shares at a price of $0.334 per share. The issuer forgave $152,905 of the debt owing to it from Mr. Sens and granted Mr. Sens a special bonus equivalent to the income tax incurred as a result of this forgiveness of indebtedness, in recognition of Mr. Sens' contribution to the Company's business. The issuer then transferred the remaining $35,000 of debt owing by Mr. Sens to Dr. Kenneth Brochin, a director of the issuer, in satisfaction of a debt owing from the issuer to Dr. Brochin for certain advances of working capital.

       On May 1, 1998, Mr. Leon Zajdel, a former director of Unico and a current director of the issuer, sold 13,187 shares of common stock of Unico to the issuer in exchange for 8,747 shares of common stock of the issuer. The issuer subsequently transferred the Unico shares to an unaffiliated third party.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBIT NUMBER                DESCRIPTION                                                     LOCATION
  --------------                -----------                                                     --------

     3.1    Articles of Incorporation (under the name Micro Tech           Incorporated by reference in the filing of the Company's
            Industries Inc.)                                               annual report on Form 10-KSB filed on April 15, 1998


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

    10.1    Amended and Restated Stock Purchase Agreement and Plan of      Incorporated by reference in the filing of the Company's
            Merger among Unico, UMSI, United Marketing Merger Corp. and    current report on Form 8-K filed on January 8, 1999.
            the registrant dated as of December 30, 1998.

    10.2    Amended and Restated Stock Purchase and Shareholders           Incorporated by reference in the filing of the Company's
            Agreement among Gerard R. Bernier, Joel P. Sens, Lawrence      current report on Form 8-K filed on January 8, 1999.
            Grimes, Kenneth Brochin, David Incorporated by reference in the filing of the Company's 10.2 Grossman, Jeffrey Sens and the registrant dated as of December 30, 1998. current
            report on Form 8-K filed on January 8, 1999.

    10.3    Amended and Restated Escrow Agreement among T.C. Equities      Incorporated by reference in the filing of the Company's
            Ltd., the Law Office of Shane Henty Sutton, P.C. and the       current report on Form 8-K filed on January 8, 1999.
            registrant dated as of December 30, 1998.

    10.4    Amended and Restated Stock Purchase Agreement between T.C.     Incorporated by reference in the filing of the Company's
            Equities Ltd. and the registrant dated as of December 30,      current report on Form 8-K filed on January 8, 1999.
            1998.

    10.5    Amended and Restated Securities Subscription Agreement          Incorporated by reference in the filing of the Company's
            between T.C. Equities Ltd. and the registrant dated as of       current report on Form 8-K filed on January 8, 1999.
            December 30, 1998.

    10.6    Stock Purchase Agreement among T.C. Equities Ltd., Unico,       Incorporated by reference in the filing of the Company's
            Inc. and the registrant dated as of December 30, 1998.          current report on Form 8-K filed on January 8, 1999.


     10.7   Stock Purchase Agreement, dated March 16, 2000, by and          Incorporated by reference in the filing of the Company's
            among The BigHub.com, Inc., Next Generation Media Corp.,        current report on Form 8-K filed on May 18, 2000.
            the "Preferred Shareholders" and the "Common Shareholders."

     10.8   Stock Purchase Agreement, dated March 16, 2000, by and          Incorporated by reference in the filing of the Company's
            among The BigHub.com, Inc., Next Generation Media Corp.,        current report on Form 8-K filed on May 18, 2000.
            Gerard R. Bernier, and Joel Sens.

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


                                                   NEXT GENERATION MEDIA CORP.
Date:  May 31, 2000                                By:  /s/ Gerard R. Bernier
                                                      ----------------------------------------
                                                    Gerard R. Bernier, President and Director
                                                    (principal executive officer)

Date:  May 31, 2000                                By:                  *
                                                      ----------------------------------------
                                                    Leon Zajdel, Director

Date:  May 31, 2000                                By:                  *
                                                      ----------------------------------------
                                                    Peter Collins, Director

Date:  May 31, 2000                                By:                  *
                                                      ----------------------------------------
                                                     Steve Kronzek, Director

Date:  May 31, 2000                                By:                  *
                                                      ----------------------------------------
                                                    Frank A. Miller, Chief Financial Officer
                                                        and Assistant Secretary

Date:  May 31, 2000                                By:  */s/ Gerard R. Bernier
                                                      ----------------------------------------
                                                    Gerard R. Bernier, Attorney-in-fact

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

Signature                                              Title                             Date
---------                                              -----                             ----
/s/ Leon Zajdel                                    Director                     May 31, 2000
--------------------
Leon Zajdel

/s/ Peter Collins                                  Director                     May 31, 2000
--------------------
Peter Collins

/s/ Steve Kronsek                                  Director                     May 31, 2000
--------------------
Steve Kronzek

/s/ Frank A. Miller                          Chief Financial Officer            May 31, 2000
--------------------                          and Assistant Secretary
Frank A. Miller

    Independent Auditors' Report                                                              F2

    Consolidated Financial Statements

          Consolidated balance sheets                                                      F3-F4

          Consolidated statements of operations                                               F5

          Consolidated statements of stockholders' deficit                                    F6

          Consolidated statements of cash flows                                               F7

          Summary of accounting policies                                                  F8-F10

          Notes to consolidated financial statements                                     F11-F22

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Next Generation Media Corporation

We have audited the accompanying consolidated balance sheets of Next Generation Media Corporation as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Media Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                                BDO Seidman, LLP

Washington, D.C.
May 8, 2000

                        NEXT GENERATION MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEETS

December 31,                                                                     1999                            1998
==========================================================================================================================
Assets

Current
   Cash and cash equivalents                                             $    263,517                  $          326
   Notes receivable from UNICO (Note 2)                                             -                         175,500
   Accounts receivable, less allowance for doubtful
      accounts of $95,599 and $65,534                                         546,421                         122,443
   Inventories                                                                107,094                               -
   Deferred charges (Note 11)                                                 184,844                               -
   Deferred loan costs, net of accumulated amortization
      of $120,000 and $53,577 (Note 6)                                              -                          66,423
   Deferred offering costs (Note 11)                                                -                         185,520
   Prepaid expenses and other current assets                                   68,177                           2,253
--------------------------------------------------------------------------------------------------------------------------

Total current assets                                                        1,170,053                         552,465
--------------------------------------------------------------------------------------------------------------------------

Property and equipment, net (Note 3)                                        1,431,632                         170,572

Intangibles, net of accumulated amortization of $182,989
   and $49,315 (Notes 1 and 4)                                                934,447                         155,862

Deferred acquisition costs (Note 9)                                                 -                       1,094,167

Investment in UNICO (Note 5)                                                        -                          25,537

Deposits                                                                        8,105                               -
--------------------------------------------------------------------------------------------------------------------------














Total assets                                                               $3,544,237                      $1,998,603
==========================================================================================================================

                        NEXT GENERATION MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEETS

December 31,                                                                      1999                            1998
===========================================================================================================================
Liabilities and Stockholders' Deficit

Current liabilities
   Checks issued against future deposits                            $                -                      $   28,919
   Notes payable, current portion (Note 6)                                     714,632                         237,153
   Current obligations under capital leases (Note 7)                            19,427                          41,425
   Accounts payable                                                            753,609                         236,523
   Accrued expenses                                                            532,358                               -
   Wages payable                                                               252,885                         244,616
   Due to related parties (Note 8)                                             143,466                         129,570
   Deferred revenue                                                             95,941                          15,787
---------------------------------------------------------------------------------------------------------------------------

   Total current liabilities                                                 2,512,318                         933,993

   Notes payable (Note 6)                                                        5,501                               -
   Obligations under capital leases (Note 7)                                         -                          18,339
   Deferred rent                                                                57,674                               -
   Accrued dividends (Notes 9 and 10)                                          255,319                          96,569
---------------------------------------------------------------------------------------------------------------------------

   Total liabilities                                                         2,830,812                       1,048,901
---------------------------------------------------------------------------------------------------------------------------

Redeemable preferred stock Series A, par value
      $.01, redemption value $6 per
      share, 500,000 shares authorized,
      250,000 shares issued and outstanding (Note 9)                           944,792                         782,292

Redeemable preferred stock Series B, par value
   $.01, redemption value $5 per
   share, 500,000 shares authorized,
   65,000 and 70,000 shares issued and outstanding (Note 10)                   325,000                         233,333
---------------------------------------------------------------------------------------------------------------------------

Commitments (Note 14)

Stockholders' deficit (Note 11)
   Common stock, $.01 par value, 50,000,000 authorized,
      4,416,818 and 3,629,318 issued and outstanding                            44,166                          36,291
   Additional paid in capital                                                5,181,562                       3,625,363
   Accumulated deficit                                                      (5,782,095)                     (3,727,577)
---------------------------------------------------------------------------------------------------------------------------

Total stockholders' deficit                                                   (556,367)                        (65,923)
---------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' deficit                                 $3,544,237                      $1,998,603
===========================================================================================================================


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                        NEXT GENERATION MEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,                                                             1999                    1998
======================================================================================================================
Revenues:

Coupon sales                                                                   $5,680,214             $         -
Franchise fees                                                                     75,800                       -
Advertising revenues                                                            1,792,198               1,505,241
Classified revenues                                                               249,149                 225,070
Commission income                                                                  68,049                  78,402
----------------------------------------------------------------------------------------------------------------------

Total revenues                                                                  7,865,410               1,808,713
----------------------------------------------------------------------------------------------------------------------

Operating Expenses
   Printing costs                                                               3,272,043                 375,143
   Postage and delivery                                                         2,344,352                 504,181
   Other production costs                                                         197,612                 195,622
   Selling expenses                                                               303,969                 182,534
   General and administrative expenses (Note 11)                                2,552,708               3,204,902
   Depreciation and amortization                                                  485,755                  92,139
   Franchise sales and development                                                 99,099                       -
   Forgiveness of stock subscription receivable (Note 12)                               -                 329,996
----------------------------------------------------------------------------------------------------------------------

   Total operating expenses                                                     9,255,538               4,884,517
----------------------------------------------------------------------------------------------------------------------

Loss from operations                                                           (1,390,128)             (3,075,804)
----------------------------------------------------------------------------------------------------------------------

Other income (expense)
   Interest income                                                                     39                   6,014
   Other income                                                                     3,934                   4,409
   Interest expense (Note 6)                                                     (230,446)               (138,324)
----------------------------------------------------------------------------------------------------------------------

   Total other income (expense)                                                  (226,473)               (127,901)
----------------------------------------------------------------------------------------------------------------------

Loss before income tax expense                                                 (1,616,601)             (3,203,705)

Income tax expense                                                                      -                  (4,000)
----------------------------------------------------------------------------------------------------------------------

Net loss                                                                       (1,616,601)             (3,207,705)
----------------------------------------------------------------------------------------------------------------------

Preferred stock dividends                                                        (158,750)                (96,569)
Preferred stock deemed dividends                                                 (279,167)               (328,125)
----------------------------------------------------------------------------------------------------------------------

Loss applicable to common shareholders                                        $(2,054,518)            $(3,632,399)
======================================================================================================================

Basic and diluted loss per common share                                             $(.50)            $     (1.09)
----------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                                       4,132,086               3,319,201
======================================================================================================================

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                        NEXT GENERATION MEDIA CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                  Common Stock             Additional
                                         ----------------------------         Paid-in
                                           Shares            Amount           Capital
==========================================================================================
Balance, January 1, 1998                 3,113,450       $    31,134       $   419,616

Fair value of warrants
     issued in connection
     with issuance of
     redeemable preferred stock                  -                 -           476,622

Deemed dividend in
     connection with
     redeemable preferred
     stock                                       -                 -                 -

Preferred stock
     dividends                                   -                 -                 -

Forgiveness of stock
     subscription
     receivable

Repayment of stock
     subscription receivable                     -                 -                 -

Issuance of stock options to
  shareholders and directors                     -                 -         2,126,870

Common stock issued in
  exchange for services                    440,368             4,402           473,010


Issuance of common stock
  through a private placement               75,500               755           129,245

Net loss                                         -                 -                 -
------------------------------------------------------------------------------------------

Balance, December 31, 1998               3,629,318            36,291         3,625,363

Deemed dividend in
     connection with
     redeemable preferred
     stock                                       -                 -                 -

Preferred stock
     dividends                                   -                 -                 -

Issuance of stock to shareholder           100,000             1,000           199,000


Non-cash issuance of stock
  options to shareholders
  and directors                                  -                 -           322,500

Common stock issued in
  exchange for
  services                                 236,000             2,360           487,640


Issuance of common stock
  through private
  placements                               451,500             4,515           547,059

Net loss                                         -                 -                 -
------------------------------------------------------------------------------------------

Balance, December 31, 1999               4,416,818       $    44,166       $ 5,181,562
==========================================================================================

                                                                  Stock
                                          Accumulated       Subscription
                                              Deficit         Receivable           Total
===========================================================================================
Balance, January 1, 1998                 $   (95,178)       $  (359,050)       $    (3,478)

Fair value of warrants
     issued in connection
     with issuance of
     redeemable preferred stock                    -                  -            476,622

Deemed dividend in
     connection with
     redeemable preferred
     stock                                  (328,125)                 -           (328,125)

Preferred stock
     dividends                               (96,569)                 -            (96,569)

Forgiveness of stock
     subscription
     receivable                                                 329,996            329,996

Repayment of stock
     subscription receivable                       -             29,054             29,054

Issuance of stock options to
  shareholders and directors                       -                  -          2,126,870

Common stock issued in
  exchange for services                            -                               477,412


Issuance of common stock
  through a private placement                      -                  -            130,000

Net loss                                  (3,207,705)                 -         (3,207,705)
-------------------------------------------------------------------------------------------

Balance, December 31, 1998                (3,727,577)                 -            (65,923)

Deemed dividend in
     connection with
     redeemable preferred
     stock                                  (279,167)                 -           (279,167)

Preferred stock
     dividends                              (158,750)                 -           (158,750)

Issuance of stock to shareholder                   -                  -            200,000


Non-cash issuance of stock
  options to shareholders
  and directors                                    -                  -            322,500

Common stock issued in
  exchange for
  services                                         -                               490,000


Issuance of common stock
  through private
  placements                                       -                  -            551,574

Net loss                                  (1,616,601)                 -         (1,616,601)
-------------------------------------------------------------------------------------------

Balance, December 31, 1999               $(5,782,095)     $           -        $  (556,367)
===========================================================================================

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                        NEXT GENERATION MEDIA CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 18)

Years ended December 31,                                                                  1999                               1998
====================================================================================================================================
Operating activities
   Net loss                                                                        $(1,616,601)                       $(3,207,705)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Compensation expense relating to the issuance of stock and stock options            337,656                          2,126,870
   Stock issued for services                                                           390,000                                  -
   Forgiveness of stock subscription receivable                                              -                            329,996
   Depreciation and amortization                                                       485,755                             92,139
   Provision for doubtful accounts                                                      21,848                             34,974
   Amortization of deferred loan costs                                                  66,423                             53,577
   Amortization of discount on notes payable                                            55,352                             44,648
   Interest on capital lease obligations                                                     -                              6,066
   (Increase) decrease in assets
      Accounts receivable                                                             (204,066)                            12,176
      Inventories                                                                       75,456                                  -
      Prepaids and other current assets                                                 (5,323)                            (6,014)
   Increase (decrease) in liabilities
      Accounts payable                                                                  (3,043)                            (5,377)
      Accrued expenses                                                                 233,591                                  -
      Wages payable                                                                      8,269                            244,616
      Deferred revenue                                                                  80,154                             15,787
      Deferred rent                                                                     57,674                                  -
------------------------------------------------------------------------------------------------------------------------------------

Cash used in operating activities                                                      (16,855)                          (258,247)
------------------------------------------------------------------------------------------------------------------------------------

Investing activities
   Cash paid for acquisition of United, less cash acquired                            (178,084)                                 -
   Acquisition of property and equipment                                               (45,158)                           (32,108)
   Deferred acquisition costs                                                                -                           (100,000)
   Due to related parties                                                               13,896                             94,173
------------------------------------------------------------------------------------------------------------------------------------

Cash used in investing activities                                                     (209,346)                           (37,935)
------------------------------------------------------------------------------------------------------------------------------------

Financing activities
   Checks issued against future deposits                                               (28,919)                           (15,902)
   Proceeds from notes payable                                                               -                            265,000
   Issuance of notes receivable                                                              -                           (345,500)
   Net proceeds from issuance of common stock                                          837,094                            130,000
   Proceeds from issuance of preferred stock and warrants                                    -                            339,955
   Redemption of preferred stock                                                       (25,000)                                 -
   Payments of capital lease obligation                                                (40,337)                           (31,596)
   Repayment of note payable                                                          (253,446)                           (25,449)
   Loan fees                                                                                 -                            (20,000)
------------------------------------------------------------------------------------------------------------------------------------

Cash provided by financing activities                                                  489,392                            296,508
------------------------------------------------------------------------------------------------------------------------------------

Increase in cash                                                                       263,191                                326

Cash and cash equivalents, beginning of period                                             326                                  -
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $   263,517                        $       326
====================================================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                        NEXT GENERATION MEDIA CORPORATION
                         SUMMARY OF ACCOUNTING POLICIES


Description of Business     Next Generation Media Corporation (the "Company")
                            operates in two business segments. The Company's primary business is cooperative direct mail advertising, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide goods and services. Sales are conducted through a franchise network of cooperative advertising specialists. The Company provides sales support and complete production and mailing services, on a wholesale basis, to its franchisees.
                            At December 31, 1999, the Company had approximately
                            65 active area franchise operations located throughout the United States.

                            The Company also operates a newspaper publishing business distributing free newspapers, supported by local advertising throughout New Jersey.

Basis of Presentation       The consolidated financial statements include the
                            statements of the Company and its wholly owned subsidiaries, United Marketing Solutions, Inc.
                            ("United") and the Independent News, Inc. ("INI").
                            All significant intercompany accounts and transactions have been eliminated.

Inventories                 Inventories consist primarily of paper, envelopes
                            and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Property and Equipment      Property, plant and equipment are carried at cost.
                            Depreciation is computed using the straight-line method over the following estimated useful lives:

                            Furniture, fixtures and equipment         10 years

                            Computers                                 3 years

                            Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property.

Intangibles                 The Company has recorded goodwill based on the
                            difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from five to ten years. The
                            Company periodically evaluates the goodwill for possible impairment. The analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment. The Company has a covenant not to compete which is being amortized over five years.

                        NEXT GENERATION MEDIA CORPORATION
                         SUMMARY OF ACCOUNTING POLICIES

Impairment of               The Company reviews the carrying values of its
Long-Lived Assets           long-lived assets for possible impairment whenever
                            events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

Deferred Rent               Deferred rent is recorded for the difference between
                            actual rental payments made and rent expense calculated on a straight-line basis over the life of the lease.

Income Taxes                Income taxes are calculated using the liability
                            method specified by Statement of Financial
                            Accounting Standards No. 109, "Accounting for Income
                            Taxes."

Revenue Recognition         The Company recognizes revenue from the design,
                            production and printing of coupons upon delivery.
                            Revenue from initial franchise fees are recognized when substantially all services or conditions relating to the sale have been substantially performed. Franchise support and other fees are recognized when billed to the franchisee. Amounts billed or collected in advance of final delivery or shipment are reported as deferred revenue.

                            Revenue from newspaper advertising is recognized upon publication.

Cash and Cash Equivalents   The Company considers all highly liquid investments
                            with maturities of three months or less to be cash equivalents.

Comprehensive               The Company has adopted Statement of Financial
Income                      Accounting Standards No. 130, "Reporting
                            Comprehensive Income." Comprehensive income as defined includes all changes to equity except that resulting from investments by owners and distributions to owners. The Company has no items of comprehensive income to report.

Loss Per Common Share       Loss per share has been computed using the weighted
                            average number of shares outstanding. The outstanding stock options and convertible preferred stock were not considered in the computation because their inclusion would have been anti-dilutive.

Use of Estimates            The preparation of financial statements in
in the Preparation          conformity with generally accepted accounting
of Financial                principles requires management to make estimates and
Statements                  assumptions that affect the reported amounts of
                            assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        NEXT GENERATION MEDIA CORPORATION
                         SUMMARY OF ACCOUNTING POLICIES


Risks and                   The Company operates in environments where intense
Uncertainties               competition exists from other companies. This
                            competition, along with increases in the price of paper and printing costs, can impact the Company's pricing and profitability.

Recent                      In June 1998, the Financial Accounting Standards
Accounting                  Board issued Statement of Financial Accounting
Pronouncements              Standards No. 133, "Accounting For Derivative
                            Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings.
                            SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of SFAS 133 will have no material impact on its financial position or results of operations.

Reclassifications           Certain prior year amounts have been reclassified to
                            conform to the current year presentation.

                        NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Purchase of             On April 1, 1999, the Company acquired all of the
    United Marketing        outstanding common stock of United for cash of
    Solutions, Inc.         $336,665 and assumption of debt. In addition, the
                            Company accounted for certain debt forgiveness to UNICO, the former parent of United, as additional consideration and, accordingly, such amounts increased the goodwill related to the acquisition by $1,295,204. United is engaged in the cooperative direct mail marketing business. The acquisition was accounted for as a purchase. Net assets were recorded at fair value and the Company recorded goodwill of $912,259 related to the acquisition. The financial statements include the operations of United subsequent to the acquisition date.

                            The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had been completed at January 1, 1998. These results do not necessarily reflect what would have occurred had the acquisition actually been made as of such dates and is not necessarily indicative of results which may be obtained in the future.

             Year ended December 31,                        1999               1998
             -----------------------------------------------------------------------
             Revenues                                $ 9,698,758        $ 7,563,126
             Net loss                                 (1,561,610)        (3,692,392)
             Net loss applicable to common
               shareholders                           (1,999,527)        (4,117,086)
             Basic and diluted loss per common
               share attributable to common
               shareholders                          $      (.48)       $     (1.23)
             =======================================================================

2.  Notes Receivable        On May 12, 1998, the Company executed an unsecured
                            promissory note with UNICO, Inc. for $175,500 bearing interest at 5.83%. The note for $175,500 was forgiven in conjunction with the acquisition of United.




3.  Property and            Property and equipment consists of the following:
    Equipment

                             December 31,                                      1999              1998
                             ============================================================================
                             Furniture, fixtures and equipment           $1,484,504         $  41,788
                             Computer equipment                             240,822           129,997
                             Leasehold improvements                         116,201            56,600
                             ----------------------------------------------------------------------------

                                                                          1,841,527           228,385
                             Accumulated depreciation
                                 and amortization                           409,895            57,813
                             ----------------------------------------------------------------------------

                             Net property and equipment                  $1,431,632          $170,572
                             ============================================================================

                            Depreciation expense was $352,082 and $55,354 for the years ended December 31, 1999 and 1998, respectively.

                        NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            Computer equipment recorded under capital leases amounted to $85,294. Accumulated amortization on those assets was $47,214 and $18,783 at December 31, 1999 and 1998.

4.  Intangible              Intangible assets consist of the following items:
    Assets

                            December 31,                                1999            1998
                            ====================================================================
                            Goodwill                              $1,482,027        $190,177
                            Covenant not to compete                   15,000          15,000
                            --------------------------------------------------------------------

                                                                   1,497,027         205,177
                            Less accumulated amortization            182,989          49,315
                            --------------------------------------------------------------------

                            Intangible assets, net                $1,314,038        $155,862
                            ====================================================================

                            Amortization expense was $133,674 and $36,786 for the years ended December 31, 1999 and 1998, respectively.

5.  Investment in           In May 1998, the Company purchased 359,931 shares of
    UNICO                   common stock (approximately a 6% ownership interest)
                            of UNICO, Inc., an unrelated third party. The
                            Company accounted for this investment using the cost method in accordance with generally accepted accounting principles. In April 1999, this investment was sold in conjunction with the acquisition of United (Note 1).

                        NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  Notes Payable           Notes payable consist of the following:
    and Line of Credit

                          December 31,                                                            1999                         1998
                          ==========================================================================================================
                          Notes payable, net of discount of $0
                            and $27,676, interest at 18%
                            (effective rate of 67%), due on
                            October 14, 1998, unsecured (a)                                 $ 100,000                   $   72,324

                          Notes payable, net of discount of
                            $0 and $27,676, interest at 18%
                            (effective rate of 67%), due on
                            November 5, 1998, unsecured (a)                                    50,000                       72,324

                          Note payable, interest at 18%, due
                            on December 9, 1998, unsecured                                      5,000                        5,000

                          Note payable to a bank, interest at
                            prime +1% (9.5% at December 31,
                            1999), monthly payments of principal
                            and interest of $12,500, collateralized
                            by the assets of United, due on
                            September 15, 2000                                                285,525                            -

                          Notes payable, interest at 10%,
                            monthly payments of principal and
                            interest of $8,989, due in May 2000
                            and January 2001, collateralized by the
                            equipment of United                                                86,372                            -

                          Note payable, non-interest bearing,
                            monthly payments of $6,945, due in
                            February 2000                                                       5,731                            -

                          Line of credit from a bank in the amount
                            of $100,000, interest at  prime (8.5%
                            at December 31, 1999), guaranteed
                            by the president of the Company, due
                            in September, 2000                                                100,000                            -

                          Note payable to a bank, interest at
                            prime +.50% (9.0% at December 31,
                            1999), due on April 30, 2000,
                            collateralized by the assets of INI                                60,000                       60,000

                          Note to a factor, interest at 8%,
                            collateralized by the assets of INI,
                            due January 1, 1999                                                27,505                       27,505
                          ----------------------------------------------------------------------------------------------------------
                                                                                              720,133                      237,153

                          Less:  Current portion                                              714,632                      237,153
                          ----------------------------------------------------------------------------------------------------------

                                                                                            $   5,501                   $        -
                          ==========================================================================================================

                        NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (a) In conjunction with the issuance of these notes, the Company issued 50,000 common shares, which have been valued at $2 based on private sales to unrelated investors. The notes payable were reduced and common stock and additional paid in capital were increased in the aggregate by $100,000. The Company paid $20,000 and issued 50,000 common shares as a finder's fee for introducing the Company to the above noteholders. These costs have been deferred and are being recorded as interest expense over the term of the notes. Interest expense of $66,423 and $53,577 was recognized in the year ended December 31, 1999 and 1998, respectively.

                            Subsequent to December 31, 1999, these notes and all accrued interest have been repaid.

7.  Obligations Under       The Company leases computer equipment under capital
    Capital Leases          leases. Following is a summary of future minimum
                            lease payments under capital leases:

                             Year ending December 31, 2000
                            ============================================================================
                            Total minimum lease payments                                      21,649

                            Imputed interest                                                  (2,222)
                            ----------------------------------------------------------------------------

                            Present value of minimum capital lease payments                   19,427
                            ----------------------------------------------------------------------------

                            Less: current portion                                             19,427
                            ----------------------------------------------------------------------------

                                                                                        $          -
                            ============================================================================

8.  Due to Related          Due to related parties consists of the following:
    Parties

                                                                                        1999               1998
                            =====================================================================================
                            Advances made by former shareholders of INI            $  35,921        $    94,070

                            Due to affiliated company                                 58,945                  -

                            Consulting fees payable                                   48,600             27,000

                            Net advances from directors and shareholders                   -              8,500
                            --------------------------------------------------------------------------------------

                            Total                                                   $143,466           $129,570
                            =====================================================================================

                        NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            In May 1998, a significant shareholder executed a consulting agreement with the Company. The agreement has a two-year term and provides for annual compensation of $78,000. An amount of $48,600 and $27,000 is payable at December 31, 1999 and 1998 in accordance with this agreement.

                            One of the Company's franchisees is owned and operated by the wife of the Company's President. Total sales to that franchisee were $82,939 for the year ended December 31, 1999.

9.  Redeemable              On May 7, 1998, the Company executed an agreement
    Preferred Stock         with the holders of certain subordinated debentures
    Series A                of UNICO, Inc. to purchase these debentures, with an
                            outstanding balance of $1,034,000, in exchange for $100,000 in cash and 250,000 shares of the Company's
                            Callable Cumulative Convertible Preferred Stock,
                            (the "Series A Preferred Stock"), par value $.01.
                            The Series A Preferred Stock is callable at the option of the holder five years from the date of issuance at $6 per share. The fair market value of the preferred stock was determined to be $2.75 per share based on an independent appraisal.
                            Accordingly, the Company recorded the Series A
                            Preferred Stock at $687,500.

                            The Company will record a deemed dividend to increase the carrying value of the preferred stock to the redemption value of $1,500,000 over the period from the date of issuance to the redemption due. The deemed dividend was $162,500 and $94,792 for the year ended December 31, 1999 and 1998.

                            The shares have a conversion price which is the lesser of $4.50 and 110% of the price of the common stock in a public or private offering. The shares have a $5 per share preference on liquidation or dissolution of the Company.

                            The Series A Preferred Stock pays a dividend of $.30 per share per annum for the first six months and $.50 per annum thereafter and are not payable until eighteen months following the date of issue. Accrued dividends amounted to $198,459 and $73,459 at December 31, 1999 and 1998.

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

                        NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            Effective May 8, 1998, the Company cancelled UNICO's obligation to the Company arising from its assumption of UNICO's subordinated debt. The assumption of UNICO's subordinated debt was required to complete the acquisition of United (Note 1). Therefore, the total of cash paid and the value assigned to the preferred stock and warrants of $1,094,167 had been recorded as a deferred acquisition cost at December 31, 1998 and was included in the cost of the acquisition in 1999 (see
                            Note 1).

10. Redeemable              In May 1998, the Company issued 70,000 shares of
    Preferred Stock         Redeemable Cumulative Convertible Preferred Stock,
    Series B                (the "Series B Preferred Stock") par value $.01 with
                            a redemption price of $5.00 per share. The original agreement was amended and restated in December 1998.
                            Under the restated agreement, the holder can redeem the Series B Preferred Stock after May 4, 1999. The
                            Company also issued 250,000 warrants for the purchase of one share of common stock at an exercise price of $.16 per warrant, valid for five years from May 1998. Gross proceeds from the original issuance, net of expenses, were $339,955. In conjunction with amending the original agreement, the Company sold
                            1,800,000 shares of common stock of UNICO, Inc. to the preferred stockholder for $1. The fair market value at the date of the transaction of these shares was determined to be $170,000. This amount has been recorded as an additional reduction of proceeds in conjunction with the issuance of the Series B
                            Preferred Stock. Thus, adjusted net proceeds are $169,955.

                            Based on private sales of common stock to unrelated investors at $2, the fair market value of the warrants was determined to be in excess of the net proceeds and therefore the entire net proceeds have been allocated to the warrants.

                            The Company will record a deemed dividend to increase the carrying value of the preferred stock to the redemption value of $350,000 over the period from the date of issuance to the redemption date. The deemed dividend was $116,667 and $233,333 for the years ended December 31, 1999 and 1998.

                            The Series B Preferred Stock has a conversion price which is the lesser of $4.50 and 110% of the price of the common stock in a public or private offering. The shares have a $5 per share preference on liquidation or dissolution of the Company.

                            The Series B Preferred Stock pays a dividend of $.50 per annum which is only payable upon redemption of the Series B Preferred Stock. Accrued dividends amounted to $56,860 and $23,110 at December 31, 1999 and 1998.

                            During the year ended December 31, 1999, the Company redeemed 5,000 shares of Series B Preferred Stock for $25,000.

                        NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Common Stock            In accordance with a consulting agreement with a
                            significant shareholder, on May 1, 1998 the shareholder was granted 250,000 options to purchase shares of common stock at a price of $.02 per share.
                            The market value of the stock was determined to be $2 based on private stock sales to unrelated investors. Accordingly, the Company recorded compensation expense of $495,000 in 1998.

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

                            From March to May 1999, the Company issued 331,500 shares of common stock through a private placement to various individual investors at $2 per share. Net proceeds from the private placement after deductions for both cash and non-cash issuance expenses, amounted to $385,943.

                            In April 1999, the Company issued 200,000 shares of common stock in exchange for consulting services to be rendered over a one year period. The common stock was valued at $2 based on private sales to unrelated investors. An amount of $100,000 of deferred consulting fees is recorded at December 31, 1999 relating to this issuance.

                        NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                            During April 1999, a majority shareholder contributed $100,000 to additional paid in capital in exchange for 1,000 shares of stock, or $1 per share. The market price was determined to be $2 based on private sales to unrelated investors. The Company recorded compensation expense of $100,000.

                            During June 1999, the Company issued 122,500 options to employees and directors to purchase common stock at a price of $.50 per share. These options vested immediately. In addition, 92,500 options were issued to purchase common stock at a price of $.50 per share which vest over a two year period. The market value of the stock was determined to be $2 based on private sales to unrelated investors. The Company recorded compensation expense of $183,750 in relation to the vested options and deferred the remaining $138,750 for unvested options, which will be recorded as compensation expense over the vesting period.

                            From July through December 1999, the Company issued 120,000 shares of common stock through a private placement to various individuals investors at $2.50 per share. Net proceeds from the private placement after deductions for issuance expenses amounted to $165,631.

                            In December 1999, the Company issued 36,000 shares of common stock in exchange for services rendered. The common stock was valued at $2.50 based on private sales to unrelated investors, amounting to a charge of $90,000.

                            The following summary represents activity under the Company's stock option plan:

                                                                           Number of         Exercise       Expiration
                                                                              Shares            Price             Date
                            ==============================================================================================
                            At January 1, 1997                                     -                -                -
                            Options granted                                   37,500           $.60        12-31-99
                            ----------------------------------------------------------------------------------------------

                            Balance outstanding
                                December 31, 1997                             37,500
                            Options granted                                  250,000           $.02        05-01-08
                            Options granted                                  450,000           $.50        05-07-08
                            Options granted                                  367,500           $.02        12-30-08
                            ----------------------------------------------------------------------------------------------

                            Balance outstanding December 31, 1998          1,105,000


                            Options granted                                  215,000           $.50        06-09-09
                            Expired                                          (37,500)
                            ----------------------------------------------------------------------------------------------

                            Balance outstanding December 31, 1999          1,282,500      $.02-$.50
                            ----------------------------------------------------------------------------------------------


                            Balance exercisable at December 31, 1999       1,190,000      $.02-$.50
                            ==============================================================================================

                            These shares have a weighted average remaining contractual life of 8.75 years and a weighted average exercise price of $.27.

                        NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No. 25. As allowable under SFAS 123, the Company used the "Minimum Value" method to measure the compensation cost of stock options, granted in 1999 and 1998. For the options granted in 1999, the following assumptions were used: risk-free interest rate of 5.87%, a dividend payout rate of zero, volatility of zero, and an expected option life of ten years. For the options granted in 1998, the following assumptions were used: risk-free interest rate of 5.67%, volatility of 45%, a dividend payout rate of zero, and an expected option life of ten years. There were no adjustments made in calculating the fair value to account for non-transferability.

                            Under these assumptions, the fair value of stock options granted in 1999 and 1998 is $366,744 and $1,380,568. The fair value of stock options granted in 1999 is $1.72. The fair value of stock options granted in 1998 ranges from $0.33 to $1.99.

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

                            If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income would have been changed to the pro forma amounts indicated below:

                                                                                    Year ended December 31,
                                                                            1999                                1998
                                                             =======================================================================
                                                                       As               Pro              As               Pro
                                                                    Reported           Forma          Reported           Forma
                                                             -----------------------------------------------------------------------
                          Loss applicable to common
                          shareholders                           $(2,054,518)       $(2,100,762)     $(3,632,054)      $(3,783,705)
                          Basic and diluted loss per share       $     (0.50)       $     (0.51)     $     (1.09)      $     (1.14)
                          ==========================================================================================================

12. Forgiveness of          On May 12, 1998, $156,145 of the stock subscription
    Stock Subscription      receivable from a significant shareholder of the
    Receivable              Company was transferred into a promissory note
                            receivable from a director of UNICO, Inc. and was subsequently cancelled. Also, the Company forgave
                            $152,905, plus accrued interest of $20,946 due from the director. These amounts aggregate to $329,996, which has been included in operating expenses in the accompanying statement of operations.

                        NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. Income Taxes            Significant components of the Company's deferred tax
                            assets at December 31, 1999 and 1998, are as follows:

                             December 31,                                         1999                  1998
                             ===================================================================================
                             Deferred tax assets
                                 Net operating loss carryforwards
                                    for income tax purposes               $    739,000          $    327,000

                                 Stock options granted                         899,000               808,000

                                 Accrued compensation expense
                                    and consulting fees                        105,000                97,000

                                 Accumulated amortization                       55,000                 8,000

                                 Reserve for doubtful accounts                   8,000                     -
                             -----------------------------------------------------------------------------------

                             Total deferred tax assets                       1,806,000             1,240,000

                                 Less valuation allowance                   (1,806,000)           (1,240,000)
                             -----------------------------------------------------------------------------------

                             Total                                        $           -         $          -
                             ===================================================================================

                            Management has provided a valuation allowance for net deferred tax assets as of December 31, 1999 and 1998, as they believe that it is not more likely than not that the entire amount of deferred tax assets will be realized.

                            At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,200,000, which are available to offset future federal taxable income, if any, through 2014. These net operating loss carryforwards are subject to annual limitations as a result of changes in ownership.

14. Commitments and         The Company has a lease for office space in Pompton
    Contingencies           Lakes, New Jersey. The lease has a sixty-four month
                            term commencing on September 15, 1997. Annual future minimum lease payments under this operating lease are as follows:

                            Year ending December 31:
                            ====================================================================
                            2000                                                    $458,850
                            2001                                                     490,473
                            2002                                                     521,761
                            2003                                                     529,289
                            2004                                                     560,577
                            Thereafter                                               337,650
                            --------------------------------------------------------------------

                        NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            Rent expense for the year ended December 31, 1999 and 1998 was $418,601 and $19,800, respectively.

                            The Company has an employment agreement with the President which provides for approximately $150,000 in base annual compensation, plus incentive compensation based upon the earnings of the Company.

                            The Company is party to various legal matters encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these matters will not have a material adverse effect on the Company's financial position or the future results of operations.

15. Segment                 The Company has two reportable segments for the year
    Information             ended December 31, 1999: United and INI. United was
                            acquired on April 1, 1999. Each entity is a wholly-owned subsidiary, with different management teams and different products and services. INI operates a newspaper publishing business and United operates a direct mail marketing business. The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segments for the year ended December 31, 1999 is presented below. The Company has no sales outside of the United States. The Company operated in one segment for the year ended December 31, 1998.

                             Year ended
                             December 31, 1999              United             INI        Parent   Eliminations          Total
                           ====================================================================================================
                             Revenues from
                                external customers      $5,756,014      $2,109,396   $         -     $        -     $7,865,410
                             Segment profit (loss)        (284,813)        (88,938)   (1,242,850)             -     (1,616,601)
                             Segments assets             2,118,814         400,387     1,974,132       (569,505)     3,923,828
                             Depreciation and
                                amortization               289,212          85,503       111,040              -        485,755
                             Capital expenditures           43,604           1,554             -              -         45,158

16. Subsequent Events       On May 1, 2000, certain shareholders of the Company
                            entered into a stock purchase agreement whereby they exchanged common and preferred stock and options to purchase common stock representing approximately 52% of the Company's fully diluted common shares for common shares and, in certain instances, options to purchase common shares of The BigHub.com, Inc. As part of this transaction, the Company obtained a loan from The BigHub.com, Inc. in the amount of $500,000 which was used in part to liquidate certain trade payables and accrued liabilities.

                       NEXT GENERATION MEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  Liquidity and Future   During the year ended December 31, 1999, the Company
     Prospects              experienced a significant loss and has a working
                            capital deficit at year-end. A large portion of its trade payables and accrued liabilities are significantly past due. Additional short-term borrowing to fund the Company's commitments is limited.

                            During March 2000, the Company received a $500,000 loan from The BigHub.com, Inc. (see Note 16). Approximately $250,000, was used to liquidate certain overdue trade payables and accrued liabilities. The BigHub.com, Inc. has committed to fund the Company's working capital needs during the year ended December 31, 2000.

                            Management plans to improve the liquidity of the Company during the year ended December 31, 2000 through an increase in revenues from its internet site, ISHOPOL.com, an increase in printing revenue from national accounts, reduced debt service commitments and the sale of INI.

18.  Supplemental Cash
     Flow Information                                                               1999                         1998
                             ================================================================================================
                             Cash paid during the year for interest             $       61,264               $       40,099

                             Non-cash operating activities:

                                Deferred consulting fees                               100,000                            -

                             Non-cash financing activities:

                                Preferred stock issued for future
                                  acquisition                                                -                      687,500

                                Warrants issued for future acquisition                       -                      306,667

                                Deemed preferred stock dividends                      279,167                       328,125

                                Accrued dividends                                      158,750                       96,569

                             Non-cash investing activities:

                                Equipment acquired under capital leases                      -                       85,294

                                Leasehold improvements
                                 acquired through barter                                     -                       40,472

                             Acquisition:

                                Total consideration for  acquisition                $2,007,933                            -

                                Book value of assets acquired
                                 less liabilities assumed                              716,083                            -
                             ------------------------------------------------------------------------------------------------

                                Goodwill                                            $1,291,850               $            -
                             ================================================================================================

                               INDEX OF EXHIBITS

            EXHIBIT
             NUMBER                         DESCRIPTION                                  LOCATION/PAGE NUMBER
             ------                         -----------                                  --------------------
              3.1       Articles of Incorporation (under the name Micro      Incorporated by reference in the filing of
                        Tech Industries Inc.)                                the Company's annual report on Form 10-KSB
                                                                             filed on April 15, 1998

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

             10.1       Amended and Restated Stock Purchase Agreement and    Incorporated by reference in the filing of
                        Plan of Merger among Unico, UMSI, United Marketing   the Company's current report on Form 8-K
                        Merger Corp. and the registrant dated as of          filed on January 8, 1999.
                        December 30, 1998.

             10.2       Amended and Restated Stock Purchase and              Incorporated by reference in the filing of
                        Shareholders Agreement among Gerard R. Bernier,      the Company's current report on Form 8-K
                        Joel P. Sens, Lawrence Grimes, Kenneth Brochin,      filed on January 8, 1999.
                        David Grossman, Jeffrey Sens and the registrant
                        dated as of December 30, 1998.

             10.3       Amended and Restated Escrow Agreement among T.C.     Incorporated by reference in the filing of
                        Equities Ltd., the Law Office of Shane Henty         the Company's current report on Form 8-K
                        Sutton, P.C. and the registrant dated as of          filed on January 8, 1999.
                        December 30, 1998.

             10.4       Amended and Restated Stock Purchase Agreement        Incorporated by reference in the filing of
                        between T.C. Equities Ltd. and the registrant        the Company's current report on Form 8-K
                        dated as of December 30, 1998.                       filed on January 8, 1999.

             10.5       Amended and Restated Securities Subscription         Incorporated by reference in the filing of
                        Agreement between T.C. Equities Ltd. and the         the Company's current report on Form 8-K
                        registrant dated as of December 30, 1998.            filed on January 8, 1999.

             10.6       Stock Purchase Agreement among T.C. Equities Ltd.,   Incorporated by reference in the filing of
                        Unico, Inc. and the registrant dated as of           the Company's current report on Form 8-K
                        December 30, 1998.                                   filed on January 8, 1999.

              10.7      Stock Purchase Agreement, dated March 16, 2000, by   Incorporated by reference in the filing of
                        and among The BigHub.com, Inc., Next Generation      the Company's current report on Form 8-K
                        Media Corp., the "Preferred Shareholders" and the    filed on May 18, 2000.
                        "Common Shareholders."

              10.8      Stock Purchase Agreement, dated March 16, 2000, by   Incorporated by reference in the filing of
                        and among The BigHub.com, Inc., Next Generation      the Company's current report on Form 8-K
                        Media Corp., Gerard R. Bernier, and Joel Sens.       filed on May 18, 2000.

              21.1      Subsidiaries of the Registrant                       Page

              24.1      Power of Attorney                                    Included on the signature page hereto.

              27.1      Financial Data Schedule                              Page