Form 10QSB
period 2000-03-31
NEXT GENERATION MEDIA CORP
filed 2000-10-02
CIK 356292

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                                               _____________

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________ Commission file number 2-74785-B

Next Generation Media Corp.

(Exact name of registrant as specified in its charter)

Nevada	88-0169543

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8380 Alban Road
Springfield, VA 22150

(Address of principal executive offices)
(Zip Code)

(703) 913-0416

(Registrant’s telephone number, including area code)

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

Yes _     No    X

      The total number of issued and outstanding shares of the registrant’s common stock, par value $0.01, as of September 26, 2000 was 6,206,897.

Item 1. Financial Statements

NEXT GENERATION MEDIA CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2000	1999

Current assets:

Cash and cash equivalents	$319,595	$263,517

Accounts receivable, less allowance for doubtful accounts	507,387	546,421

Inventories	240,836	107,094

Deferred charges	57,891	184,844

Prepaid expenses and other current assets	74,486	68,177

Total current assets	1,200,195	1,170,053

Property and equipment, net	1,311,077	1,431,632

Intangibles, net of accumulated amortization	1,317,955	934,447

Deposits	8,105	8,105

Total assets	$3,837,332	$3,544,237

NEXT GENERATION MEDIA CORPORATION
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31,	December 31,
	2000	1999

Current liabilities:

Notes payable, current portion	$1,143,256	$714,632

Current obligations under capital leases	19,427	19,427

Accounts payable	664,837	753,609

Accrued expenses	438,203	532,358

Wages payable	252,885	252,885

Due to related parties	80,626	143,466

Deferred revenue	61,019	95,941

Total current liabilities	2,660,253	2,512,318

Long-term liabilities:

Notes payable, long-term portion	0	5,501

Deferred rent	0	57,674

Accrued dividends	294,694	255,319

Total long-term liabilities	294,694	318,494

Total liabilities	2,954,947	2,830,812

Redeemable preferred stock Series A, par value $0.01, redemption value $6.00 per share, 500,000 shares authorized, 0 shares issued and outstanding	985,417	944,792

Redeemable preferred stock Series B, par value $0.01, redemption value $5.00 per share, 500,000 shares authorized, 0 shares issued and outstanding	325,000	325,000

Stockholders’ deficit:

Common stock, $0.01 par value, 50,000,000 authorized, 5,166,936 and 4,416,818 issued and outstanding	51,669	44,166

Additional paid in capital	5,614,061	5,181,562

Accumulated deficit	(6,093,762)	(5,782,095)

Total stockholders’ deficit	(428,032)	(556,367)

Total liabilities and stockholders’ deficit	$3,837,332	$3,544,237

NEXT GENERATION MEDIA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED

	March 31,	March 31,
	2000	1999

Revenues:

Coupon sales	$1,859,144	$0

Franchise fees	0	0

Advertising revenues	394,341	368,436

Classified revenues	52,496	51,682

Commission income	4,325	28,005

Total revenues	2,310,306	448,123

Operating expenses:

Printing costs	896,882	81,252

Postage and delivery	648,630	120,786

Other production costs	79,542	44,941

Selling expenses	171,789	48,731

General and administrative expenses	515,809	158,646

Depreciation and amortization	167,662	24,878

Franchise sales and development	47,979	0

Total operating expenses	2,528,293	479,234

Income from operations	(217,987)	(31,111)

Other income (expense):

Other income	0	300

Interest expense	(13,680)	(55,847)

Total other income (expense)	(13,680)	(55,547)

Income (loss) before income tax expense	(231,667)	(86,658)

Preferred stock dividends	(39,375)	(40,000)

Preferred stock deemed dividends	(40,625)	(128,125)

Gain (loss) applicable to common shareholders	$(311,667)	$(254,783)

Basic and diluted loss per common share	$(0.05)	$(0.07)

Weighted average common shares outstanding	5,235,716	3,651,362

NEXT GENERATION MEDIA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED

	March 31,	March 31,
	2000	1999

Operating activities:

Net loss	$(231,667)	$(86,658)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	167,662	24,878

Amortization of deferred loan costs	0	17,123

Amortization of discount on notes payable	0	14,136

(Increase) decrease in assets:

Accounts receivable	39,034	(39,658)

Inventories	(133,742)	0

Prepaids and other current assets	(6,309)	0

Deferred expenses	126,953	0

Increase (decrease) in liabilities:

Accounts payable	(88,772)	924

Accrued expenses	(94,155)	0

Wages payable	0	(16,136)

Deferred revenue	(34,922)	(15,788)

Consulting fees payable	0	18,589

Deferred rent	(57,674)	0

Cash used in operating activities	(313,592)	(82,590)

Investing activities:

Acquisition of property and equipment	(47,107)	(320)

Due to related parties	(62,840)	0

Acquisition of intangibles, net	(383,508)	0

Cash used in investing activities	(493,455)	(320)

NEXT GENERATION MEDIA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(continued)

	March 31,	March 31,
	2000	1999

Financing activities:

Checks issued against future deposits	0	37,389

Net proceeds from issuance of common stock	15,000	99,253

Net advances from related parties	0	(46,167)

Payments of capital lease obligations	0	(7,892)

Repayment of note payable	423,125	0

Stock issued in purchase of assets	425,000	0

Cash provided by financing activities	863,125	82,583

Increase (decrease) in cash	56,078	(327)

Cash and cash equivalents, beginning of period	263,517	327

Cash and cash equivalents, end of period	$319,595	$0

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

1. General

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Next Generation Media Corporation and its majority owned subsidiaries (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. You should read these interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company’s 1999 Annual Report on Form 10-KSB40.

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

1. General (continued)

Intangibles. The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from five (5) to ten (10) years. The Company periodically evaluates the goodwill for possible impairment. The analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment. In addition, the Company has a covenant not to complete which is being amortized over five (5) years.

Impairment of Long-Lived Assets. The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exist at March 31, 2000.

Revenue Recognition. The Company recognizes revenue from the design production and printing of coupons upon delivery. Revenue from initial franchise fees are recognized when substantially all services or conditions relating to the sale have been substantially performed. Franchise support and other fees are recognized when billed to the franchisee. Amounts billed or collected in advance of final delivery or shipment are reported as deferred revenue. Revenue from newspaper advertising is recognized upon publication.

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

1. General (continued)

Comprehensive Income. The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income as defined includes all changes to equity except that resulting from investments by owners and distributions to owners. The company has no item of comprehensive income to report.

Earnings Per Share. The Company calculates its loss per share pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share (ASFAS No. 128”). Under SFAS No. 128, basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company’s net losses, all potentially dilutive securities including warrants and stock options, would be anti-dilutive and thus, excluded from diluted earnings per share.

As of March 31, 2000, the Company had several financial instruments or obligations that could create future dilution to the Company’s common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

2. General (continued)

Instrument or Obligation	Common Stock

Stock options outstanding as of March 31, 2000 with a weighted average exercise price per share of $0.50	1,969,167

Series A Redeemable Preferred Stock, 250,000 shares outstanding and accrued dividends as of March 31, 2000 with a redemption value $6.00 per share	675,000

Series B Redeemable Preferred Stock, 65,000 shares outstanding and accrued dividends as of March 31, 2000 with a redemption value of $5.00 per share	250,000

Total	2,894,167

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Risks and Uncertainties. The Company operates in environments where intense competition exists from other companies. This competition, along with increases in the price of paper and printing costs, can impact the Company’s pricing and profitability

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

3. General (continued)

New Accounting Pronouncements. In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard, as amended, on January 1, 2001, as required.

In December, 1999, the Securities and Exchange Commission (ASEC@) issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (ASAB 101”), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ended December 31, 2000, and requires companies to report any changes in revenue recognition as a cumulative effect of a change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The Company is currently assessing the impact of SAB 101 on its financial position and results of operations.

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

4. General (continued)

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

5. Purchase of United Marketing Solutions, Inc.

On April 1, 1999, the Company acquired all of the outstanding common stock of United for cash of $336,665 and assumption of debt. In addition, the Company accounted for certain debt forgiveness to UNICO, the former parent of United, as additional consideration and, accordingly, such amounts increased the goodwill related to the acquisition by $1,295,204. United is engaged in the cooperative direct mail marketing business. The acquisition was accounted for as a purchase. Net assets were recorded at fair value and the Company recorded goodwill of $912,259 related to the acquisition. The financial statements include the operations of United subsequent to the acquisition date.

6. Investment in UNICO

In May, 1998, the Company purchased 359,931 shares of common stock (approximately a six percent (6%) ownership interest) of UNICO, Inc., an unrelated third party. The Company accounted for this investment using the cost method in accordance with generally accepted accounting principles. In April, 1999, this investment was sold in conjunction with the acquisition of United (Note 2).

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

7. Subsequent Event

On June 30, 2000, the Company sold its entire interest in Independent News, Inc. (INI) in exchange for a promissory note, assumption of indebtedness and cancellation of remaining outstanding Series B Preferred Stock for a total sales price of $1,057,00.

5. Common Stock

During March, 1999, the Company issued 64,000 shares of common stock through a private placement to various individual investors at $2.00 per share. Net proceeds from the private placement after deductions for both cash and non-cash issuance expenses, amounted to $52,933. The Company deferred expenses of $139,200 related to one on these private stock offerings which was in progress at March 31, 1999.

6. Segment Information

The Company has two reportable segments for the six months ended March 31, 2000: United and INI. United was acquired on April 1, 1999. Each entity is a wholly-owned subsidiary, with different management teams and different products and services. INI operates a newspaper publishing business and United operates a direct mail marketing business. The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies.

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

6. Segment Information (continued)

Summarized financial information concerning the Company’s reporting segments for the six months ended March 31, 1999 and 2000 is presented below. The Company operated as one segment for the three months ended March 31, 1999.

	For the Three
	Months Ended
	March 31, 2000

	United	INI

Revenue	$2,168,317	$618,106

Segment profit (loss)	$(31,422)	$81,420

Total assets	$1,960,266	$0

Item 2. Management’s Discussion and Analysis or Plan of Operation.

      Total revenue increased 416%, to $2,310,306 in the first quarter of 2000 from $448,123 in the first quarter of 1999. This increase was due mainly to the acquisition of United Marketing Solutions, Inc. (“United”) by the issuer in April of 1999. Total revenue decreased 3.9% to $2,310,306 for the period ended March 31, 2000 from $2,404,764 on a pro forma basis from the same period in 1999.

      Total operating expenses increased 427% to $2,528,293 in 2000 from $479,234 in the first quarter of 1999. Printing costs, postage, and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregate to$2,012,484 increased 527%, from $320,588 in the comparable 1999 period. General and Administrative expenses increased 225% to $515,809 from $158,646 in the first quarter of 1999. These increases are comparable to the increase in revenue and are a result of the acquisition of United. Total operating expenses decreased 1.5%, to $2,528,293 for the period ended March 31, 2000 from $2,566,232 on a pro forma basis for the same period in 1999.

      Interest expense decreased to $13,680 in the first quarter of 2000 from $55,847 in the comparable 1999 period due to repayment of outstanding note payables from 1998.

      Cash used by operating activities was $313,592 for the quarter ended March 31, 2000 compared to $82,590 for the quarter ended March 31, 1999. This was primarily due to the net loss of $231,667, and an increase in inventories offset by non-cash charges relating to depreciation and amortization.

      Cash used in investing activities was $493,455 for the quarter ended March 31, 2000, compared to $320 for the quarter ended March 31, 1999. This increase was primarily due to expense related to the acquisition of property and equipment and intangibles.

      Cash provided by financing activities was $863,125 for the quarter ended March 31, 2000, compared to cash provided in financing activities of $82,583 for the quarter ended March 31, 1999. This increase was primarily due to the proceeds received from the issuance of common stock, repayments of notes payable and the use of common stock in the purchase of assets.

      The Company had a net loss per share, on a basic and diluted basis, during the first quarter of 1999 of $.07. During the period covered by this report, the Company had a net loss per share of $.05 on both a basic and diluted basis.

PART II —OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      During the quarter ended March 31, 2000, the Company issued 6,000 shares of common stock through a private placement to various accredited investors at a price of $2.50 per share. The securities were sold pursuant to an exemption from registration pursuant to Rule 506 of Regulation D promulgated under Section 4 (2) of the Securities Act of 1933, as amended. Net proceeds from the private placement after deductions for both cash and non-cash issuance expenses amounted to $8,250. The Company issued 494,118 shares of common stock pursuant to the exercise of vested option contracts. Net proceeds from the exercise of options amounted to $10,000. Two hundred fifty thousand common shares of the Company were issued in conjunction with the acquisition of intangible assets. Proceeds were used for operating activities of the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit
Number	Description	Location

3.1	Articles of Incorporation (under the name Micro Tech Industries Inc.)	Incorporated by reference in the filing of the Company’s annual report on Form 10-KSB filed on April 15, 1998.

3.2	Amendment to the Articles of Incorporation	Incorporated by reference in the filing of the Company’s quarterly report on Form 10-Q filed on May 15, 1997.

3.3	Amended and Restated Bylaws of the Company	Incorporated by reference in the filing of the Company’s annual report on Form 10-KSB filed on November 12, 1999.

24.1	Power of Attorney	Included on the signature page hereto.

27.1	Financial Data Schedule	Included herein.

      (b) Reports on Form 8-K:

      None filed during the reporting period.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT GENERATION MEDIA CORP.

Date:	September 28, 2000	By: /s/ Gerard R. Bernier___ ————————————— Gerard R. Bernier, President and Director (principal executive officer)

Date:	September 28, 2000	By: * ___________ ————————————— Leon Zajdel, Director

Date:	September 28, 2000	By: * ___________ ————————————— Peter Collins, Director

Date:	September 28, 2000	By: * ___________ ————————————— Steve Kronzek, Director

Date:	September 28, 2000	By: * ___________ ————————————— Frank A. Miller, Chief Financial Officer

Date:	September 28, 2000	By: * /s/ Gerard S. Bernier_ ————————————— Gerard R. Bernier, Attorney-in- fact

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

Signature	Title	Date

/s/ Leon Zajdel —————————— Leon Zajdel	Director	9/27/00

/s/ Peter Collins —————————— Peter Collins	Director	9/27/00

/s/ Steve Kronzek —————————— Steve Kronzek	Director	9/27/00

/s/ Frank A. Miller —————————— Frank A. Miller	Chief Financial Officer	9/27/00

EXHIBIT INDEX

Exhibit
Number	Description	Page No.

24.1	Power of Attorney	(included on the signature page)

27.1	Financial Data Schedule