Form 10QSB/A
period 2000-03-31
NEXT GENERATION MEDIA CORP
filed 2000-10-06
CIK 356292

FORM 10-QSB/A
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

NEXT GENERATION MEDIA CORP.

Date:	September 28, 2000	By: /s/ Gerard R. Bernier___ ————————————— Gerard R. Bernier, President and Director (principal executive officer)

Date:	September 28, 2000	By: * ___________ ————————————— Leon Zajdel, Director

Date:	September 28, 2000	By: * ___________ ————————————— Chet Howard, Director

Date:	September 28, 2000	By: * ___________ ————————————— Steve Kronzek, Director

Date:	September 28, 2000	By: * ___________ ————————————— Frank Denny, Director

Date:	September 28, 2000	By: * ___________ ————————————— Frank A. Miller, Chief Financial Officer

Date:	September 28, 2000	By: * /s/ Gerard S. Bernier_ ————————————— Gerard R. Bernier, Attorney-in- fact

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

Signature	Title	Date

/s/ Leon Zajdel —————————— Leon Zajdel	Director	9/27/00

/s/ Chet Howard —————————— Chet Howard	Director	9/27/00

/s/ Steve Kronzek —————————— Steve Kronzek	Director	9/27/00

/s/ Frank Denny —————————— Frank Denny	Director	9/27/00

/s/ Frank A. Miller —————————— Frank A. Miller	Chief Financial Officer	9/27/00

EXHIBIT INDEX

Exhibit
Number	Description	Page No.

24.1	Power of Attorney	(included on the signature page)

27.1	Financial Data Schedule