Form 10QSB
period 2000-06-30
NEXT GENERATION MEDIA CORP
filed 2000-10-06
CIK 356292

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2000

OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ________________   to   _______________
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

Yes  _______    No    X

      The total number of issued and outstanding shares of the registrant's common stock, par value $0.01, as of September 26, 2000 was 6,206,897.

Item1. Financial Statements

NEXT GENERATION MEDIA CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2000	1999

Current assets:

Cash and cash equivalents	$181,941	$263,517

Accounts receivable, less allowance for doubtful accounts	554,361	546,421

Inventories	46,122	107,094

Deferred charges	37,032	184,844

Note and trade receivable	200,000	0

Prepaid expenses and other current assets	294,275	68,177

Total current assets	1,313,731	1,170,053

Property and equipment, net	1,147,613	1,431,632

Intangibles, net of accumulated amortization	1,199,410	934,447

Deposits	8,105	8,105

Total assets	$3,668,859	$3,544,237

NEXT GENERATION MEDIA CORPORATION
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,	December 31,
	2000	1999

Current liabilities:

Notes payable, current portion	$955,203	$714,632

Current obligations under capital leases	0	19,427

Accounts payable	474,637	753,609

Accrued expenses	351,698	532,358

Wages payable	108,338	252,885

Due to related parties	0	143,466

Deferred revenue	2,120	95,941

Total current liabilities	1,891,996	2,512,318

Notes payable, long term portion	0	5,501

Deferred rent	0	57,674

Accrued dividends	0	255,319

Total liabilities	1,891,996	2,830,812

Redeemable preferred stock Series A, par value $0.01, redemption value $6.00 per share, 500,000 shares authorized, 2,635 and 250,000 shares issued and outstanding	10,540	944,792

Redeemable preferred stock Series B, par value $0.01, redemption value $5.00 per share, 500,000 shares authorized, 0 shares issued and outstanding	0	325,000

Stockholders' deficit:

Common stock, $0.01 par value, 50,000,000 authorized, 6,206,897 and 4,416,818 issued and outstanding	62,069	44,166

Additional paid in capital	6,954,629	5,181,562

Accumulated deficit	(5,250,375)	(5,782,095)

Total stockholders' deficit	1,776,863	(556,367)

Total liabilities and stockholders' deficit	$3,668,859	$3,544,237

NEXT GENERATION MEDIA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATION

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2000	1999	2000	1999

Revenues:

Coupon sales	$2,168,317	$2,039,406	$4,027,461	$2,039,406

Franchise fees	0	48,500	0	48,500

Other revenue	0	239,186	0	239,186

Advertising revenues	551,090	505,271	945,431	873,707

Classified revenues	67,016	59,247	119,512	110,929

Commission income	0	18,305	4,325	46,310

Total revenues	2,786,423	2,909,915	5,096,729	3,358,038

Operating expenses:

Printing costs	1,049,367	1,022,379	1,946,249	1,103,631

Postage and delivery	841,647	838,299	1,490,277	959,085

Other production costs	88,838	191,615	168,380	236,556

Selling expenses	128,673	73,923	300,462	122,654

General and administrative expenses	605,550	646,262	1,121,359	988,658

Depreciation and amortization	159,172	150,064	326,834	174,942

Franchise sales and development	80,695	64,849	128,674	64,849

Compensation expense relating to the issuance of stock options	0	183,750	0	0

Total operating expenses	2,953,942	3,171,141	5,482,235	3,650,375

Income from operations	(167,519)	(261,226)	(385,506)	(292,337)

Other income (expense):

Other income	0	300	0	600

Interest expense	(4,830)	(63,691)	(18,510)	(119,538)

Gain on sale of subsidiary	1,047,820	0	1,047,820	0

Total other income (expense)	1,042,990	(63,391)	1,029,310	(118,938)

Income before income tax expense	875,471	(324,617)	643,804	(411,275)

Preferred stock dividends	(18,542)	(40,000)	(57,917)	(80,000)

Preferred stock deemed dividends	(13,542)	(69,792)	(54,167)	(197,917)

Gain (loss) applicable to common shareholders	$843,387	$(434,409)	$531,720	$(689,192)

Basic earnings per common share	$0.18	$(0.11)	$0.10	$(0.18)

Fully diluted earnings per share	$0.14	$(0.11)	$0.08	$(0.18)

Weighted average common shares outstanding	4,666,857	4,136,093	5,235,716	3,895,067

NEXT GENERATION MEDIA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED

	June 30,	June 30,
	2000	1999

Operating activities:

Net income (loss)	$643,804	$(1,616,601)

Adjustments to reconcile net loss to net cash used in operating activities:

Compensation expense relating to the issuance of stock and stock options	0	337,656

Stock issued for services	4,500	390,000

Forgiveness of stock subscription receivable	0	485,755

Depreciation and amortization	326,834	21,848

Provision for doubtful accounts	0	66,423

Amortization of deferred loan costs	0	55,352

(Increase) decrease in assets:

Accounts receivable	(7,940)	(204,066)

Inventories	60,972	75,456

Prepaids and other current assets	(226,098)	(5,323)

Deferred expenses	147,812	0

Note receivables	(200,000)	0

Increase (decrease) in liabilities:

Accounts payable	(278,972)	(3,043)

Accrued expenses	(253,768)	233,591

Wages payable	(144,547)	8,269

Deferred revenue	(93,821)	80,154

Deferred rent	(57,674)	57,674

Cash used in operating activities	(78,898)	(16,855)

Investing activities:

Cash paid for acquisition of United, less cash acquired	0	(178,084)

Acquisition of property and equipment, net of disposals	(65,543)	(45,158)

Due to related parties	(143,446)	13,896

Cash used in investing activities	(373,321)	(209,346)

Financing activities:

Checks issued against future deposits	0	(28,919)

Net proceeds from issuance of common stock	15,000	837,094

Redemption of Preferred Series A	0	(25,000)

Payments of capital lease obligations	(19,427)	(40,337)

Repayment of notes payable	235,070	(253,446)

Exercise of options	40,000	0

Stock issued for asset purchases	425,000	0

Cancellation of Preferred Series B	(325,000)	0

Cash provided by financing activities	370,643	489,392

Increase (decrease) in cash	(81,576)	263,191

Cash and cash equivalents, beginning of period	263,517	326

Cash and cash equivalents, end of period	$181,941	$263,517

Supplemental disclosures:

Redemption of Preferred Series A	$944,792

Stock issued in payment of indebtedness	77,923

Stock issued in payment of preferred dividend	294,295

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.         General

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Next Generation Media Corporation and its majority owned subsidiaries (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. You should read these interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-KSB40.

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

Impairment of Long-Lived Assets. The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exist at June 30, 2000.

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

Earnings Per Share. The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share (ASFAS No. 128"). Under SFAS No. 128, basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilutive common shares outstanding during the period. The Company had 1,225,167 options and outstanding at June 30, 2000 to purchase common stock.

As of June 30, 2000, the Company had several financial instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

2.         General (continued)

Instrument or Obligation	Common Stock

Stock options outstanding as of March 31, 2000 with a weighted average exercise price per share of $0.86	1,225,167

Series A Redeemable Preferred Stock, 250,000 shares outstanding and accrued dividends as of March 31, 2000 with a redemption value $6.00 per share	8,550

Total	1,233,717

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

In December, 1999, the Securities and Exchange Commission (ASEC@) issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (ASAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ended December 31, 2000, and requires companies to report any changes in revenue recognition as a cumulative effect of a change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The Company is currently assessing the impact of SAB 101 on its financial position and results of operations.

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

3.         Investment in UNICO

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

4.         Sale of Independent News, Inc.

On June 30, 2000, the Company sold its entire interest in Independent News, Inc. (INI) in exchange for a promissory note, assumption of indebtedness and cancellation of remaining outstanding Series B Preferred Stock for a total sales price of $1,057,00.

5.         Redeemable Preferred Stock Series A

On May 7, 1998, the Company executed an agreement with the holders of certain subordinated debentures of UNICO, Inc. to purchase these debentures, with an outstanding balance of $1,034,000, in exchange for Callable Cumulative Convertible Preferred Stock, (the Series A Preferred Stock), par value $0.01. The Series A Preferred Stock is callable at the option of the holder five (5) years from the date of issuance at $6.00 per share. The fair market value of the preferred stock was determined to be $2.75 per share based on an independent appraisal. Accordingly, the Company recorded the Series A Preferred Stock at $687,500.

The Company will record a deemed dividend to increase the carrying value of the preferred stock to the redemption value of $1,500,000 over the period from the date of issuance to the redemption period from the date of issuance to the redemption due.

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

5.         Redeemable Preferred Stock Series A (continued)

The shares have a conversion price which is the lesser of $4.50 and 110% of the price of the common stock in a public or private offering. The shares have a $5.00 per share preference on liquidation or dissolution of the Company.

The Series A Preferred Stock pays a dividend of $0.30 per share per annum for the first six (6) months and $0.50 per annum thereafter and are not payable until eighteen (18) months following the date of issue. Accrued dividends amounted to $198,459 and $73,459 at December 31, 1999 and 1998.

Each one and one-half (1-1/2) shares of the Company's Series A Preferred Stock was accompanied by one stock purchase warrant (subject to adjustment) which entitles the holder to purchase one (1) share of the Company's common stock for $0.16, valid for five (5) years from May 7, 1998. Based on private sales of common stock to unrelated investors, the fair market value of each warrant was determined to be $2.00. Accordingly, the Company recorded additional paid in capital related to these warrants of $306,667.

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

5.         Redeemable Preferred Stock Series A (continued)

Effective May 8, 1998, the Company canceled UNICO's obligation to the Company arising from its assumption of UNICO's subordinated debt. The assumption of UNICO's subordinated debt was required to complete the acquisition of United (Note 2). Therefore, the total of cash paid and the value assigned to the preferred stock and warrants of $1,094,167 had been recorded as a deferred acquisition cost at December 31, 1998 and was included in the cost of the acquisition in 1999 (see Note 2).

On May 1, 2000, all but 2,635 shares of the Series A Preferred Stock were converted to 661,404 shares of common stock.

6.         Redeemable Preferred Stock Series B

In May, 1998, the Company issued 70,000 shares of Redeemable Cumulative Convertible Preferred Stock, (the Series B Preferred Stock) par value $0.01 with a redemption price of $5.00 per share. The original agreement was amended and restated in December, 1998. Under the restated agreement, the holder can redeem the Series B Preferred Stock, after May 4, 1999. The Company also issued 250,000 warrants for the purchase of one (1) share of common stock at an exercise price of $0.16 per warrant, valid for five (5) years from May, 1998. Gross proceeds from the original issuance, net of expenses, were $339,955. In conjunction with amending the original agreement, the Company sold 1,800,000 shares of common stock

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

6.         Redeemable Preferred Stock Series B (continued)

of UNICO, Inc. to the preferred stockholder for one dollar ($1.00). The fair market value at the date of the transaction of these shares was determined to be $170,000. This amount has been recorded as an additional reduction of the Series B Preferred Stock. Thus, adjusted net proceeds are $169,955.

Based on private sales of common stock to unrelated investors at $2.00, the fair market value of the warrants was determined to be in excess of the net proceeds and, therefore, the entire net proceeds have been allocated to the warrants.

The Company will record a deemed dividend to increase the carrying value of the preferred stock to the redemption value of $350,000 over the period from the date of issuance to the redemption date.

The Series B Preferred Stock has a conversion price which is the lesser of $4.50 and 110% of the price of the common stock in a public or private offering. The shares have a $5.00 per share preference on liquidation or dissolution of the Company.

The Series B Preferred Stock pays a dividend of $0.50 per annum which is only payable upon redemption of the Series B Preferred Stock.

During the six months ended June 30, 2000, all outstanding shares of Series B Preferred Stock were canceled as part of the consideration received in the sale of INI.

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

7.         Common Stock

On June 13, 2000, the Company issued 31,169 shares of common stock valued at $77,923 in full payment of a related party note payable.

On May 1, 2000, certain shareholders of the Company entered into a stock purchase agreement whereby they exchanged common and preferred stock and options to purchase common stock representing approximately fifty two percent (52%) of the Company's fully diluted common shares for common shares and, in certain instances, options to purchase common shares of The BigHub.com, Inc. As part of this transaction, the Company obtained a loan from The BigHub.com, Inc. in the amount of $500,000 which was used in part to liquidate certain trade payables and accrued liabilities.

Also, on May 1, 2000, the Company issued 756,992 to redeem all outstanding Series A Preferred Stock plus all accrued and unpaid dividends.

From March to May, 1999, the Company issued 331,500 shares of common stock through a private placement to various individual invests at $2.00 per share. Net proceeds from the private placement after deductions for both cash and non-cash issuance expenses, amounted to $385,943.

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

8.         Common Stock (continued)

In April, 1999, the Company issued 200,000 shares of common stock in exchange for consulting services to be rendered over a one (1) year period. The common stock was valued at $2.00 based on private sales to unrelated investors.

During April, 1999, a majority shareholder contributed $100,000 to additional paid in capital in exchange for 1,000 shares of stock or $1.00 per share. The market value was determined to be $2.00 based on private sales to unrelated investors. The Company recorded compensation expense of $100,000.

During June, 1999, the Company issued 122,500 options to employees and directors to purchase common stock at a price of $0.50 per share. These options vested immediately. In addition, 92,500 options were issued to purchase common stock at a price of $0.50 per share which vest over a two (2) year period. The market value of the stock was determined to be $2.00 based on private sales to unrelated investors. The Company recorded compensation expense of $183,750 in relation to the vested options and deferred the remaining $138,750 for unvested options, which will be recorded as compensation expense over the vesting period.

NEXT GENERATION MEDIA CORPORATION
NOTES TO FINANCIAL STATEMENTS

8.         Segment Information

The Company has two reportable segments for the six months ended June 30, 2000: United and INI. United was acquired on April 1, 1999. Each entity is a wholly-owned subsidiary, with different management teams and different products and services. INI operates a newspaper publishing business and United operates a direct mail marketing business. The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segments for the six months ended June 30, 1999 and 2000 is presented below.

	For the Six		For the Six
	Months Ended		Months Ended
	June 30, 2000		June 30, 1999

	United	INI	United	INI

Revenue	$2,168,317	$618,106	$2,327,092	$1,030,946

Segment profit (loss)	(31,422)	81,420	130,408	(6,731)

Total assets	1,960,266	0	2,419,994	439,697

Item 2. Management’s Discussion and Analysis or Plan of Operation.

      Total revenue decreased 4.2%, to $2,786,423 in the quarter ended June 30, 2000 from $2,909,915 in the second quarter of 1999. This decrease was due primarily to a decrease in coupon sales and franchise fees. Total revenues increased 51.8%, to $5,096,729 in the six month period ended June 30, 2000 from $3,358,038 in the same period of 1999. This increase was due mainly to the acquisition of United Marketing Solutions, Inc. (“United”) by the issuer in April of 1999. Total revenue decreased 4.1% to $5,096,729 for the period ended June 30, 2000 from $5,314,679 on a pro forma basis for the same period in 1999.

      Total operating expenses decreased 6.8% to $2,953,942 in the quarter ended June 30, 2000 from $3,171,141 in the second quarter of 1999. Printing costs, postage, and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregate to $2,348,392 decreased 7.0%, from $2,524,879 in the comparable 1999 period. General and Administrative expenses decreased 6.3% to $605,550 from $646,262 in the second quarter of 1999. These decrease are due primarily to decreases in production expense and compensation expense related to the issuance of stock options. Total operating expenses increased 50.2% to $5,482,235 in the six-month period ended June 30, 2000 from $3,650,375 in the same period of 1999. Printing costs, postage, and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregate to $4,360,876, increased 63.8%, from $2,661,717 in the period ended June 30, 1999. General and administrative expenses increased 13.4%, to $1,121,359 from $988,658 in the period ended June 30, 1999. These increases are comparable to the increase in revenue and are a result of the acquisition of United. Total operating expenses decreased 4.4%, to $5,482,235 for the period ended June 30, 2000 from $5,737,373 on a pro forma basis for the same period in 1999.

      Interest expense decreased to $4,830 in the second quarter of 2000 from $63,691 in the comparable 1999 period. Interest expense decreased to $18,510 in the six-month period ended June 30, 2000 from $119,538 in the comparable 1999 period. These decreases were due primarily to repayment of outstanding note payables from 1998.

      Cash used by operating activities was $78,898 for the period ended June 30, 2000 compared to $123,068 for the period ended June 30, 1999. This was primarily due to a decrease in accounts payable, wages payable, and accrued expenses offset by a net income of $643,804 and non-cash charges relating to depreciation and amortization.

      Cash used in investing activities was $373,321 for the period ended June 30, 2000, compared to $207,445 for the period ended June 30, 1999. This increase was primarily due to an increase in amounts due to related parties.

      Cash provided by financing activities was $370,643 for the period ended June 30, 2000, compared to cash provided in financing activities of $439,416 for the period ended June 30, 1999. This decrease was primarily due a decrease in the proceeds received from the issuance of common stock, repayments of notes payable and the use of common stock in the purchase of assets offset by the cancellation of the Preferred Series B shares.

      The Company had a net loss per share, on a basic and diluted basis, during the first half of 1999 of $.18. During the period covered by this report, the Company had a net gain per share of $.10 on a basic earnings basis and a gain of $.08 on a fully diluted earnings basis.

PART II – OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      During the quarter ended June 30, 2000, the Company issued 250,000 shares of common stock pursuant to the exercise of warrants associated with the Preferred B series. Net proceeds from the exercise of warrants amounted to $40,000 in the form of a redemption of 8,000 Preferred B series shares. A total of 756,992 common shares of the Company were issued in conjunction with the conversion of Preferred A series shares and payment of accrued dividends. 31,169 common shares of the Company were issued in conjunction with the cancellation of $77,922.80 of notes payable and accrued interest. Proceeds were used for operating activities if the Company.

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

      (b) Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K on May 18, 2000.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT GENERATION MEDIA CORP.

Date:	October 4, 2000	By: *

Frank Denny, Director

Date:	October 4, 2000	By: *

Chet Howard, Director

Date:	October 4, 2000	By: *

Leon Zajdel, Director

Date:	October 4, 2000	By: *

Steve Kronzek, Director

Date:	October 4, 2000	By: /s/ Frank A. Miller

Frank A. Miller, Chief Financial Officer

Date:	October 4, 2000	By: * /s/ Frank A. Miller

Frank A. Miller, Attorney-in-fact

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Frank A. Miller his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this periodic report on Form 10-QSB, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leon Zajdel	Director	10/3/00

Leon Zajdel

/s/ Steve Kronzek	Director	10/3/00

Steve Kronzek

/s/ Frank Denny	Director	10/3/00

Frank Denny

/s/ Chet Howard	Director	10/3/00

Chet Howard

EXHIBIT INDEX

Exhibit
Number	Description	Page No.

24.1	Power of Attorney	(included on the signature page)

27.1	Financial Data Schedule