Form 10QSB
period 2000-09-30
NEXT GENERATION MEDIA CORP
filed 2000-12-14
CIK 356292

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission file number  2-74785-B
                       ----------

                           Next Generation Media Corp.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                             88-0169543
------------------------------                        -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

                                 8380 Alban Road
                              Springfield, VA 22150
                         ------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes         No    X
    ------     -------

       The total number of issued and outstanding shares of the registrant's common stock, par value $0.01, as of September 26, 2000 was 6,206,897.

ITEM 1.       FINANCIAL STATEMENTS

                        NEXT GENERATION MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              FOR THE PERIODS ENDED

                                     ASSETS
                                     ------

                                     September 30,  December 31,
                                         2000           1999
                                     ------------   ------------
Current assets:
  Cash and cash equivalents            $  128,073     $  263,517
  Accounts receivable, less
    allowance for doubtful accounts       572,786        546,421
  Inventories                             132,333        107,094
  Deferred charges                        122,267        184,844
  Note receivable                         200,000              0
  Prepaid expenses and other
    current assets                        202,555         68,177
                                       ----------     ----------

        Total current assets            1,358,014      1,170,053

Property and equipment, net             1,050,613      1,431,632

Intangibles, net of accumulated
  amortization                          1,165,864        934,447

Deposits                                    2,857          8,105
                                       ----------     ----------

        Total assets                   $3,577,348     $3,544,237
                                       ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                     September 30,  December 31,
                                         2000           1999
                                     ------------   ------------
Current liabilities:
  Notes payable, current portion       $  705,583     $  714,632
  Current obligations under
    capital leases                              0         19,427
  Accounts payable                        677,321        753,609
  Accrued expenses                        244,304        532,358
  Wages payable                           108,338        252,885
  Due to related parties                   36,288        143,466
  Deferred revenue                              0         95,941
                                       ----------     ----------

        Total current liabilities       1,771,834      2,512,318

Notes payable, long term portion          207,730          5,501
Deferred rent                                   0         57,674
Accrued dividends                               0        255,319
                                       ----------     ----------

        Total liabilities               1,979,564      2,830,812

Redeemable preferred stock Series
  A, par value $0.01, redemption
  value $6.00 per share, 500,000
  shares authorized, 2,635 and
  250,000 shares issued and
  outstanding                              10,540        944,792

Redeemable preferred stock Series
  B, par value $0.01, redemption
  value $5.00 per share, 500,000
  shares authorized, 0 shares
  issued and outstanding                        0        325,000

Stockholders' deficit:
  Common stock, $0.01 par value,
    50,000,000 authorized, 6,206,897
    and 4,416,818 issued and
    outstanding                            62,069         44,166
  Additional paid in capital            6,954,629      5,181,562
  Accumulated deficit                (5,429,454)     (5,782,095)
                                     ----------      ----------

Total stockholders' deficit           1,597,784        (556,367)
                                     ----------      ----------

        Total liabilities and
       stockholders' deficit         $3,577,348      $3,544,237
                                     ==========      ==========

                        NEXT GENERATION MEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATION
                              FOR THE PERIODS ENDED


                       For the Three Months Ended   For the Nine Months Ended
                       --------------------------   -------------------------
                       September 30  September 30   September 30 September 30
                           2000         1999           2000         1999
                       -----------   ----------     ----------  ------------
Revenues:
  Coupon sales         $1,636,310    $1,532,603     $5,663,771     $3,572,009
  Franchise fees                0        26,500              0         75,000
  Other revenue                 0       163,105              0        402,291
  Advertising revenues          0       438,802        945,431      1,312,509
  Classified revenues           0        75,714        119,512        186,643
  Commission income             0        13,702          4,325         60,012
                       ----------    ----------     ----------     ----------

      Total revenues    1,636,310     2,250,426      6,733,039      5,608,464
                       ----------    ----------     ----------     ----------

Operating expenses:
  Printing costs          700,549       636,376      2,646,798      1,740,007
  Postage and delivery    489,716       933,740      1,979,993      1,892,825
  Other production costs        0        51,210        168,380        287,766
  Selling expenses              0        54,657        300,462        177,311
  General and
    administrative
    expenses              435,760       728,383      1,557,119      1,533,291
  Depreciation and
    amortization          130,546       150,342        457,380        325,284
  Franchise sales
    and development        45,459        58,135        174,133        122,984
  Compensation expense
    relating to the
    issuance of stock
    options                     0        26,953              0        210,703
                       ----------    ----------     ----------     ----------

      Total operating
        expenses        1,802,030     2,639,796      7,284,265      6,290,171
                       ----------    ----------     ----------     ----------

Income from operations  (165,720)     (389,370)      (551,226)      (681,707)

                        NEXT GENERATION MEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATION
                              FOR THE PERIODS ENDED
                                   (continued)


                       For the Three Months Ended   For the Nine Months Ended
                       ---------------------------   -------------------------
                       September 30   September 30   September 30 September 30
                           2000          1999           2000         1999
                        ----------     ----------     ----------  ------------
Other income (expense):
  Other income                   0            94              0            694
  Interest expense        (12,810)      (71,041)       (31,320)      (190,579)
  Gain on sale of
    subsidiary                   0             0      1,047,820              0
                        ----------    ----------     ----------     ----------

        Total other
          income
          (expense)        (12,810)      (70,947)     1,016,500       (189,885)
                        ----------    ----------     ----------     ----------

Income before income
  tax expense             (178,530)     (460,317)       465,274       (871,592)

Preferred stock
  dividends                   (549)      (39,375)       (58,466)      (119,375)
Preferred stock
  deemed
  dividends                      0       (40,625)       (54,167)      (238,542)
                        ----------    ----------     ----------     ----------

Gain (loss)
  applicable to
  common
  shareholders          $ (179,079)   $ (540,317)    $ 352,641     $(1,229,509)
                        ==========    ==========     =========     ===========

Basic earnings per
  common share              $(0.03)       $(0.13)        $0.06          $(0.31)

Fully diluted
  earnings per
  share                     $(0.03)       $(0.11)        $0.05          $(0.22)

Weighted average
  common shares

  outstanding            6,206,897     4,169,622      5,562,504      3,990,997

                        NEXT GENERATION MEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED

                                     September 30   September 30
                                          2000          1999
                                     ------------   ------------
Operating activities:
  Net income (loss)                   $  352,641    $  (871,592)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
  Compensation expense relating
    to the issuance of stock
    and stock options                          0        210,703
  Stock issued for services                4,500        100,000
  Depreciation and amortization          457,380        325,282
  Amortization of deferred
    consulting fees                            0        100,000
  Provision for doubtful accounts              0         19,994
  Amortization of deferred
    loan costs                                 0         66,423
  Amortization of discount on
    notes payable                              0         19,994
  (Increase) decrease in assets:
    Accounts receivable                  (26,365)      (326,230)
    Inventories                          (25,239)       109,386
    Prepaids and other current
      assets                            (134,378)        (1,752)
    Deferred expenses                     62,577              0
    Note receivables                    (200,000)             0
  Increase (decrease) in
    liabilities:
    Accounts payable                     (76,288)       (67,444)
    Accrued expenses                    (288,054)       (24,488)
    Wages payable                       (144,547)       (16,136)
    Deferred revenue                     (95,941)        20,984
    Deferred rent                        (57,674)         3,477
                                      ----------    -----------

Cash used in operating activities       (397,557)      (330,447)
                                      ----------    -----------

Investing activities:
  Cash paid for acquisition of
    United, less cash acquired                 0       (178,159)
  Acquisition of property and
    equipment, net of disposals           40,538        (44,148)
  Due to related parties                (107,178)             0
                                      ----------    -----------

Cash used in investing activities        (66,640)      (222,307)
                                      ----------    -----------

                        NEXT GENERATION MEDIA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                   (continued)

                                     September 30  September 30,
                                         2000          1999
                                     ------------  ------------
Financing activities:
  Checks issued against future
    deposits                                   0        (28,919)
  Net borrowings under line of
    credit                                     0        100,000
  Net proceeds from issuance of
    common stock                          15,000        695,344
  Capital contribution                         0        100,000
  Net advances from related parties            0         23,011
  Redemption of Preferred Series A             0        (25,000)
  Payments of capital lease
    obligations                          (19,427)       (23,290)
  Repayment of notes payable             193,180       (216,588)
  Exercise of options                     40,000              0
  Stock issued for asset purchases       425,000              0
  Cancellation of Preferred Series B    (325,000)             0
                                      ----------    -----------

Cash provided by financing
  activities                             328,753        624,558
                                      ----------    -----------

Increase (decrease) in cash             (135,444)        71,804

Cash and cash equivalents,
  beginning of period                    263,517            326
                                      ----------    -----------

Cash and cash equivalents,
  end of period                       $  128,072    $    72,130
                                      ==========    ===========

Supplemental disclosures:
  Redemption of Preferred Series A    $ 944,792
  Stock issued in payment of
    indebtedness                         77,923
  Stock issued in payment of
    preferred dividend                  294,295

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.     Summary of Significant Accounting Policies

       The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Next Generation Media Corporation and its majority owned subsidiaries (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. You should read these interim condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-KSB40.

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.     Summary of Significant Accounting Policies (continued)

              Intangibles. The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from five (5) to ten (10) years. The Company periodically evaluates the goodwill for possible impairment. The analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment. In addition, the Company has a covenant not to compete which is being amortized over five (5) years.

              Impairment of Long-Lived Assets. The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exist at September 30, 2000.

              Revenue Recognition. The Company recognizes revenue from the design production and printing of coupons upon delivery. Revenue from initial franchise fees are recognized when substantially all services or conditions relating to the sale have been substantially performed. Franchise support and other fees are recognized when billed to the franchisee. Amounts billed or collected in advance of final delivery or shipment are

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.     Summary of Significant Accounting Policies (continued)

reported as deferred revenue. Revenue from newspaper advertising is recognized upon publication.

       Comprehensive Income. The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income as defined includes all changes to equity except that resulting from investments by owners and distributions to owners. The company has no item of comprehensive income to report.

       Earnings Per Share. The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilutive common shares outstanding during the period. The Company had 1,225,167 options and outstanding at September 30, 2000 to purchase common stock.

       As of September 30, 2000, the Company had several financial instruments or obligations that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.     Summary of Significant Accounting Policies (continued)

based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

           Instrument or Obligation                   Common Stock
           ------------------------                   ------------
        Stock options outstanding as of March 31,
        2000 with a weighted average exercise price
        per share of $0.86                             1,225,167

        Series A Redeemable Preferred Stock,
        250,000 shares outstanding and
        accrued dividends as of March 31, 2000
        with a redemption value $6.00 per share            8,550
                                                       ---------

        Total                                          1,233,717
                                                       =========

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

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.     Summary of Significant Accounting Policies (continued)

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

       In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ended December 31, 2000, and requires companies to report any changes in revenue recognition as a cumulative effect of a change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". The Company is currently assessing the impact of SAB 101 on its financial position and results of operations.

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.     Summary of Significant Accounting Policies (continued)

       Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     Purchase of United Marketing Solutions, Inc.

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

3.     Investment in UNICO

       In May, 1998, the Company purchased 359,931 shares of common stock (approximately a six percent (6%) ownership interest) of UNICO, Inc., an unrelated third party. The Company accounted for this investment using the cost method in accordance with generally accepted accounting principles. In April, 1999, this

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

investment was sold in conjunction with the acquisition of United (Note 2).

4.     Sale of Independent News, Inc.

       On June 30, 2000, the Company sold its entire interest in Independent News, Inc. (INI) in exchange for a promissory note, assumption of indebtedness and cancellation of remaining outstanding Series B Preferred Stock for a total sales price of $1,057,00.

5.     Redeemable Preferred Stock Series A

       On May 7, 1998, the Company executed an agreement with the holders of certain subordinated debentures of UNICO, Inc. to purchase these debentures, with an outstanding balance of $1,034,000, in exchange for Callable Cumulative Convertible Preferred Stock, (the "Series A Preferred Stock"), par value $0.01. The Series A Preferred Stock is callable at the option of the holder five (5) years from the date of issuance at $6.00 per share. The fair market value of the preferred stock was determined to be $2.75 per share based on an independent appraisal. Accordingly, the Company recorded the Series A Preferred Stock at $687,500.

       The Company will record a deemed dividend to increase the carrying value of the preferred stock to the redemption value of $1,500,000 over the period from the date of issuance to the

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

5.     Redeemable Preferred Stock Series A (continued)

redemption period from the date of issuance to the redemption due.

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

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

6.     Redeemable Preferred Stock Series B

       In May, 1998, the Company issued 70,000 shares of Redeemable Cumulative Convertible Preferred Stock, (the "Series B Preferred Stock") par value $0.01 with a redemption price of $5.00 per share. The original agreement was amended and restated in December, 1998. Under the restated agreement, the holder can redeem the Series B Preferred Stock, after May 4, 1999. The Company also issued 250,000 warrants for the purchase of one (1) share of common stock at an exercise price of $0.16 per warrant, valid for five (5) years from May, 1998. Gross proceeds from the original issuance, net of expenses, were $339,955. In conjunction with amending the original agreement, the Company sold 1,800,000 shares of common stock of UNICO, Inc. to the preferred stockholder for one dollar ($1.00). The fair market

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

6.     Redeemable Preferred Stock Series B (continued)

value at the date of the transaction of these shares was determined to be $170,000. This amount has been recorded as an additional reduction of the Series B Preferred Stock. Thus, adjusted net proceeds are $169,955.

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

       During the six months ended September 30, 2000, all

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

outstanding shares of Series B Preferred Stock were canceled as part of the consideration received in the sale of INI.

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

    From March to May, 1999, the Company issued 331,500 shares of common stock through a private placement to various individual invests at $2.00 per share. Net proceeds from the private

                        NEXT GENERATION MEDIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

7.     Common Stock (continued)

placement after deductions for both cash and non-cash issuance expenses, amounted to $385,943.

       In April, 1999, the Company issued 200,000 shares of common stock in exchange for consulting services to be rendered over a one (1) year period. The common stock was valued at $2.00 based on private sales to unrelated investors.

       During April, 1999, a majority shareholder contributed $100,000 to additional paid in capital in exchange for 100,000 shares of stock or $1.00 per share. The market value was determined to be $2.00 based on private sales to unrelated investors. The Company recorded compensation expense of $100,000.

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

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

8.     Segment Information

              The Company has two reportable segments for the nine months ended September 30, 2000: United and INI. United was acquired on April 1, 1999. Each entity is a wholly-owned subsidiary, with different management teams and different products and services. INI operates a newspaper publishing business and United operates a direct mail marketing business. The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segments for the nine months ended September 30, 1999 and 2000 is presented below.

                        For the Nine            For the Nine
                        Months Ended            Months Ended
                      September 30, 2000      September 30, 1999
                     ----------------------  ----------------------

                       United        INI       United        INI
                     ----------  ----------  ----------  ----------
        Revenue      $6,733,039  $  618,106  $5,608,464  $1,030,946

        Segment
        profit (loss)   352,641      81,420  (1,229,509)     (6,731)

        Total assets  3,577,348           0   3,544,237     439,697

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


OTHER INFORMATION

During the quarter ended September 30, 2000, the Company named Turner, Jones & Associates of Vienna, Virginia as the auditing firm for the Company. Turner, Jones & Associates replace BDO Seidman, LLP as the auditing firm. On October 3, 2000, Gerard R. Bernier tendered his resignation as President and CEO of the Company. Mr. Bernier also resigned as Chairman of the Board of the Company. Mr. Chet Howard and Mr. Frank Denny tendered their resignation as Board members of the Company on November 9, 2000 and November 10, 2000 respectively.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

       Total revenue decreased 27% to $1,636,310 in the quarter ended September 30, 2000 from $2,250,426 in the third quarter of 1999. The sale of the newspapers, which occurred in the second quarter of 2000, resulted in the loss of advertising revenue, which more than offset the $103,707 increase in coupon sales in the quarter ended September 30, 2000 as compared to coupon sales in the quarter ended September 30, 1999. Total revenues increased 20% to $6,733,039 in the nine month period ended September 30, 20000 from $5,608,464 in the same period of 1999. This increase was due mainly to the acquisition of United Marketing Solutions, Inc. ("United") by the issuer in April of 1999. Total revenue decreased 11% to $6,733,039 for the period ended September 30, 2000 from $7,565,105 on a pro forma basis for the same period in 1999.

       Total operating expenses decreased 32% to $1,802,030 in the quarter ended September 30, 2000 from $2,639,796 in the third quarter of 1999. Printing costs, postage and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregated to $1,366,270, decreased 27.5% from $1,884,460 in the comparable 1999 period. General and Administrative expenses decreased 40.2% to $435,760 from $728,383 in the third quarter of 1999. These decreases are due primarily due to decreases in production expense and compensation expense related to the issuance of stock options. Total operating expenses increased 15.8% to $7,284,265 in the nine-month period ended September 30, 2000 from $6,290,171 in the same period of 1999. Printing costs, postage and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregate to $5,727,146 increased 26% from $4,546.177 in the period ended September 30, 1999. General and Administrative expenses increased 1.6%, to $1,557,119 from $1,533,291 in the period ended September 30, 1999.
These increases are comparable to the increase in revenue and are a result of the acquisition of United. Total operating expenses decreased 14.6%, to $7,284,265 for the period ended September 30, 2000 from $8,528,459 on a pro forma basis for the same period in 1999.

       Interest expense decreased to $12,810 in the third quarter of 2000 from $71,041 in the comparable 1999 period. Interest expense decreased to $31,320 in the nine-month period ended September 30, 2000 from $190,579 in the comparable 1999 period. These decreases were due primarily to repayment of outstanding note payables from 1998.

       Cash used by operating activities was $397,557 for the period ended September 30, 2000 compared to $330,447 for the period ended September 30, 1999. This was primarily due to a decrease in accounts payable, wages payable, and accrued expenses offset by a net income of $352,641 and non-cash charges relating to depreciation and amortization.

       Cash Provided by investing activities was $328,753 for the period ended September 30, 2000, compared to cash provided by financing activities of $624,558 for the period ended September 30, 1999. This decrease was primarily due to a decrease in the proceeds received from the issuance of common stock, repayments of notes payable and the use of common stock in the purchase of assets offset by the cancellation of the Preferred Series B shares.

       The Company has a net loss per share, on a basic and diluted basis, during the first three quarters of 1999 of $.31. During the period covered by this report, the Company has a net gain per share of $.06 on a basic earnings basis and a gain of $.05 on a fully diluted earnings basis.

                           PART II - OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

       During the quarter ended September 30, 2000, the Company had no change in the number of shares outstanding.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits:

  EXHIBIT
   NUMBER                     DESCRIPTION                                LOCATION
   ------                     -----------                                --------
    3.1       Articles of Incorporation (under the name    Incorporated by reference in the
              Micro Tech Industries Inc.)                  filing of the Company's annual
                                                           report on Form 10-KSB filed on April
                                                           15, 1998.

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

                                    NEXT GENERATION MEDIA CORP.


Date:  December 8, 2000             By:  /s/ Leon Zajdel
                                       -------------------------
                                         Leon Zajdel, Director


Date:  December 8, 2000             By:  /s/ Steve Kronzek
                                       -------------------------
                                         Steve Kronzek, Director

                                  EXHIBIT INDEX


  EXHIBIT
   NUMBER                     DESCRIPTION                                PAGE NO.
  -------                     -----------                                --------
    27.1      Financial Data Schedule