Form 10KSB40
period 2000-12-31
NEXT GENERATION MEDIA CORP
filed 2001-04-19
CIK 356292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2000
                          ------------------

                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number  2-74785-B
                       -----------

                           Next Generation Media Corp.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Nevada                                                              88-0169543
------------------------------                                          --------------------
(State or other jurisdiction of                           (I.R.S. Employer Identification No.)
incorporation or organization)

 8380 Alban Road
 Springfield, Virginia 22150                                            (703) 913-0416
----------------------------------------                                ----------------
(Address of principal executive offices)                    (Issuer's telephone number,
                                                            including area code)


Securities registered pursuant to Section 12(b) of the Act:  none
Securities registered pursuant to Section 12(g) of the Act:  none

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes   X       No        .
           -------      --------

        Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year:  $8,578,677.
                                                                ------------

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. There is no established public trading market for the issuer's common stock, and the issuer is unaware of any transactions in its common stock within the past 60 days. The transaction referred to in Item 12 of this report, involving an exchange of shares, was conducted on the basis of an assumed value of $1.70 per share of common stock. Based on this value, the aggregate market value of the Common Stock of the issuer held by non-affiliates was approximately $4,276,709, calculated on the basis of 6,206,897 shares of common stock issued and outstanding, with 2,515,711 shares of common stock held by non-affiliates.

        The total number of issued and outstanding shares of the issuer's common stock, par value $0.01, as of March 14, 2001, was 6,206,897.

        Documents incorporated by reference:  None.

        Transitional Small Business Disclosure Format (Check one):
 Yes     ; No   X  .
    -----    ------

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

        Reporting Period Principal Services. During the reporting period, the Company operated as a publicly owned holding company with two wholly owned operating subsidiaries, Independent News Inc. ("INI") and United Marketing Solutions, Inc. ("United"). INI was sold to a third party effective as of June 30, 2000.

        The Company acquired United on April 1, 1999. Originally founded in 1981 as United Coupon Corporation, United has operated within the cooperative direct mail industry for 20 years. United has diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in three communications mediums: direct mail, direct marketing and Internet marketing. United offers advertising and marketing products and services through a network of franchisees in 17 states, with the largest concentration being in the northeast United States. United provides full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, service providers and professionals as resources to help them generate trial and repeat customers. United's core product, the cooperative coupon envelope, reaches in excess of 20 million mailboxes per year with an estimated 360 million coupons.

        Competition. The Company's current and proposed future lines of business are highly competitive. First, the advertising business is highly competitive with many firms competing in various forms of media and possessing substantial resources. The direct mail industry is highly fragmented and includes a large number of small and independent cooperative direct mailers in addition to competition from companies for whom coupon advertising is not their primary line of business. In addition, several large firms - notably Val-Pak Direct Marketing Systems, Inc., Money Mailer and Advo, Inc. - are direct competitors of United in its direct mail marketing business. Concerning United's Internet business, there is intense competition among web-based advertisers and many of United's competitors are larger and significantly better capitalized. No assurance can be given that the Company will be successful in attracting the number of Internet customers necessary to implement its business strategy involving United's Internet business strategy.

        Government Regulation. United is subject to state regulation as a franchiser, requiring United to file periodic state registration documents pertaining to the offering of area and regional franchise licenses. Management believes that United is in substantial compliance with applicable state franchise laws.

        Employees. As of December 31, 2000, United, had approximately 75 employees, and the Company had an acting President. No employees are members of a trade union, and the Company believes that employee relations are good.

ITEM 2.               PROPERTIES

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

        Rent expense for the year ended December 31, 2000 and 1999 was $509,644 and $522,076, respectively.


ITEM 3.        LEGAL PROCEEDINGS

        The Company is party to various legal matters encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or the future results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of fiscal year 2000 to a vote of the security holders.


                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There was no public trading market for the issuer's securities in 2000 or in 2001 to date. As of March 14, 2001, there were approximately 630 holders of record of the Company's common stock.

        There have been no cash dividends paid on the Company's common stock since February 6, 1997, and management is unaware of any dividends paid prior to that date. Management presently intends to retain all future earnings and does not anticipate paying cash dividends to the holders of common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

        The financial statements include the operations of United and INI prior to the sale of INI effective as of June 30, 2000. Total revenues increased approximately 9%, to $8,578,677 in 2000 from $7,865,410 in 1999. The Company's subsidiaries, United and INI (for the first six months of 2000), generated total revenues. Operating expenses decreased approximately 2%, to $9,032,124 in 2000 from $9,255,538 in 1999. Printing costs, postage and delivery, other production costs, selling expenses, franchise development expense and depreciation and amortization, which aggregate to $6,887,309, increased approximately 3%, from $6,702,830 in 1999. This is an improvement as compared to the increase in total revenues discussed above. General and administrative expenses decreased approximately 17% to $2,121,470 in 2000 from $2,552,708 in 1999. This decrease is primarily due to non-cash compensation expense relating to the issuance of stock and stock options decreasing to $4,500 in 2000 from $337,656 in 1999. Interest expense decreased approximately 73%, to $62,058 in 2000 from $230,446 in 1999. This is primarily due to refinancing of loans and the sale of INI. Effective as of June 30, 2000, INI was sold in exchange for a promissory note, assumption of indebtedness, prepaid advertising, and the cancellation of the remaining outstanding Series B Preferred Stock, with a total sales price of $1,057,000, which created a gain of $619,497. The promissory note in the amount of $200,000 is currently in default.

        At December 31, 2000, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $2,100,000, which are available to offset future federal taxable income, if any, through 2019. The net operating loss carry-forwards are subject to annual limitations as a result of changes in ownership. Accumulated deficit has been reduced due to prior period adjustments to deferred rent, accumulated depreciation and property, plant and equipment in the amount of $82,165.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

        Total revenues increased approximately 335%, to $7,865,410 in 1999 from $1,808,713 in 1998. Total revenues were generated by the Company's subsidiaries, United and INI, and increased due to the Company's acquisition of United in April 1999. Total pro forma revenues for 1999 of $9,698,768 increased approximately 28% over pro forma revenues for 1998 of $7,563,126, primarily due to an increase in volume. Total operating expenses increased approximately 90%, to $9,255,538 in 1999 from $4,884,517 in 1998. Printing costs, postage and delivery, other production costs, selling expenses, franchise development expense, and depreciation and amortization, which aggregate to $6,702,830, increased approximately 397%, from $1,349619 in 1998, which is comparable to the increase in total revenues discussed above. General and administrative expenses decreased approximately 30% to $2,552,708 in 1999 from $3,204,902 in 1998. This decrease is primarily due to non-cash compensation expense relating to the issuance of stock and stock options decreasing to $337,656 in 1999 from $2,126,870 in 1998. Interest expense increased approximately 67% to $230,446 in 1999 from $138,324 in 1998. This is primarily due to interest expense of new loans assumed in the purchase of United.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

        The Company has relied primarily on funds generated from the issuance of common stock and use of its line of credit to finance its operations and expansion. The Company's working capital increased from a deficit of $1,342,265 during 1999 to a positive $84,770 in 2000, primarily due to the net loss during the year. As of December 31, 1999, the Company had cash of $136,787, compared to $263,517 at December 31, 1999. Cash provided in operating activities was $1,971,817 in 2000, compared to cash used of $16,855 in 1999. This was primarily due to the net income of $112,168, the change in accumulated depreciation due resulting from a change in accounting policy in the amount of $3,015,424, depreciation and amortization of $514,880, an increase in accounts receivable of $756,648, a decrease in deferred rent of $437,265, and a decrease in accrued expenses of $414,931. Cash provided in investing activities was $2,658,109 in 2000, compared to cash used of $209,346 in 1999. The decrease was primarily due to the change to property and equipment due to a change in accounting procedure of $2,658,109. Cash provided by financing activities was $559,562 in 2000, compared to $489,392 in 1999. The increase was primarily the result of net proceeds from the issuance of common stock of $1,967,250, offset by the redemption of preferred stock of

$1,269,792, accrued dividends of $255,319, and repayment of a note payable of $136,850.

        On May 1, 2000, certain shareholders of the Company entered into a stock purchase agreement whereby they exchanged common and preferred stock and options to purchase common stock representing approximately 52% of the Company's fully diluted common shares for common shares and, in certain instances, options to purchase common shares of The BigHub.com, Inc. The Company also obtained a $500,000 unsecured loan from the BigHub.com Inc., which was used, in part, to liquidate certain trade payable and accrued liabilities. The BigHub.com, Inc. had verbally committed to fund the Company's working capital needs during the year ending December 31, 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

        Cash used by operating activities was $16,855 in 1999, compared to $258,247 in 1998. This was primarily due to the net loss of $(1,616,601), offset by non-cash charges relating to the issuance of stock options of $337,656, charges related to the issuance of stock for services of $390,000, depreciation and amortization of $485,755, an increase in accounts receivable of $204,066 and accrued expenses of $233,591. Cash used in investing activities was $209,346 in 1999, compared to $37,935 in 1998. The increase was primarily due to net cash paid for the acquisition of United on April 1, 1999, of $178,084. Cash provided by financing activities was $489,392 in 1999, compared to $296,508 in 1998. The increase was primarily the result of net proceeds from the issuance of common stock of $837,094, offset by repayments of notes payable in the amount of $253,446.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets of liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently classified into income when the transaction affects earnings. SFAS is effective for all fiscal quarters beginning after June 15, 2000 and requires application prospectively. Presently, the

Company does not use derivative instruments either in hedging activities or as investments. The Company will adopt this accounting standard, as amended, on January 1, 2001. Accordingly, the Company believes that adoption of SFAS 133 will have no material impact on its financial position or results of operations.

        In December of 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ending December 31, 2000, and requires companies to report any changes in revenue recognition as a cumulative effect of a change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20 "Accounting Changes". The Company is currently assessing the impact of SAB 101 on its financial position and results of operations.

ITEM 7.        FINANCIAL STATEMENTS

                       Next Generation Media Corporation

                       Consolidated Financial Statements

                 For The Years Ended December 31, 2000 and 1999

                        With Audit Report of Independent

                          Certified Public Accountants












                                          TURNER, JONES AND ASSOCIATES, P.L.L.C.
                                                    CERTIFIED PUBLIC ACCOUNTANTS

                               Table of Contents

                                                                                          Page
                                                                                          ----
Audit Report of Certified Public Accountants                                               2

Financial Statements

    Consolidated Balance Sheet                                                             3

    Consolidated Statements of Income                                                      5

    Consolidated Statements of Stockholders' Equity                                        7

    Consolidated Statements of Cash Flows                                                  8

Notes to Financial Statements                                                             10


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Next Generation Media Corporation
8380 Alban Road
Springfield, VA 22150

        We have audited the accompanying consolidated balance sheet of Next Generation Media Corporation (a Nevada Incorporation) as of December 31, 2000, and the related statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements for the year ended December 31, 1999. The consolidated financial statements of Next Generation Media Corporation as of December 31, 1999, were audited by other auditors whose report dated May 8, 2000, expressed an unqualified opinion on those statements.

        We conducted our audit according to generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant disclosures made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Media Corporation as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 23 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                Vienna, Virginia
                                                                  April 12, 2001

                        NEXT GENERATION MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2000
--------------------------------------------------------------------------------




                                     ASSETS
            CURRENT ASSETS:
                 Cash and cash equivalents (Note 1)                         $   136,787
                 Accounts receivable, net of
                     uncollectible accounts (Note 1)                            649,416
                 Due from related parties (Notes 2 and 11)                      199,620
                 Notes receivable (Note 16)                                     209,833
                 Tool kit technology receivable (Notes 6 and 11)                244,200
                 Inventories (Note 1)                                           140,364
                 Deferred compensation                                           73,921
                 Prepaid expenses (Note 20)                                     319,345
                                                                         ---------------

                           Total current assets                             $ 1,973,486
                                                                         ---------------

            PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 4):
                 Computer Equipment and Software                                832,429
                 Furniture and fixtures                                       3,613,817
                 Leasehold improvements                                          88,754
                                                                         ---------------

                           Total property, plant and equipment                4,535,000

                 Less accumulated depreciation                               (3,784,422)
                                                                         ---------------


                           Net property, plant and equipment                    750,578
                                                                         ---------------


                 Intangibles, net of accumulated amortization
                           (Note 1 and 17)                                    1,274,368
                                                                         ---------------


            TOTAL ASSETS                                                    $ 3,998,432
                                                                         ===============




-------------------------------------------------------------------------------
                 See accompanying notes and accountant's audit report

                        NEXT GENERATION MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2000
-------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

            CURRENT LIABILITIES:
                 Notes payable, current portion (Note 5)                 $     356,983
                 Accounts payable (Notes 6 and 11)                             719,689
                 Accrued expenses                                              460,781
                 Due to related parties (Note 2)                               122,288
                 Severance payable (Note 8)                                    100,000
                 Deferred revenue (Note 21)                                    128,975
                                                                         --------------


                           Total current liabilities                     $   1,888,716
                                                                         --------------

            LONG TERM LIABILITIES:
                 Notes payable (Notes 5, 6 and 11)                       $     500,000
                                                                         --------------

                           Total long term liabilities                   $     500,000
                                                                         --------------

                           Total liabilities                             $   2,388,716
                                                                         --------------


            STOCKHOLDERS' EQUITY (Notes 6, 11, 13, 14 and 15):
                 Common stock, $.01 par value, 50,000,000 shares
                    authorized, 6,206,897 issued and outstanding                62,069
                 Additional paid in capital                                  7,135,409
                 Accumulated deficit                                        (5,587,762)
                                                                         --------------

                           Total stockholders' equity                        1,609,716
                                                                         --------------

            TOTAL LIABILITIES AND STOCKHOLDERS'
                 EQUITY                                                  $   3,998,432
                                                                         ==============

-------------------------------------------------------------------------------
                 See accompanying notes and accountant's audit report

                        NEXT GENERATION MEDIA CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2000
-------------------------------------------------------------------------------




                                                                       2000                         1999

            REVENUES (Note 1):
                 Coupon sales, net of discounts                       $ 7,476,234                  $ 5,680,214
                 Franchise fees                                            37,500                       75,800
                 Advertising revenues                                     945,431                    1,792,198
                 Classified revenues                                      119,512                      249,149
                 Commission income                                              -                       68,049
                                                                  ----------------             ----------------

                           Total revenues                             $ 8,578,677                  $ 7,865,410

            OPERATING EXPENSES:
                 Printing costs                                         3,230,413                    3,272,043
                 Advertising (Note 1)                                      23,345                            -
                 Postage and delivery                                   2,480,143                    2,344,352
                 Other production costs                                   211,485                      197,612
                 Selling expenses                                         419,040                      303,969
                 General and administrative expenses                    2,116,970                    2,215,052
                 Depreciation and amortization (Notes 1 and 4)            514,880                      485,755
                 Franchise sales and development                           31,348                       99,099
                 Compensation expense relating to the issuance
                    of stock and stock options (Note 13)                    4,500                      337,656
                                                                  ----------------             ----------------

                           Total operating expenses                     9,032,124                    9,255,538
                                                                  ----------------             ----------------


                 Gain/(Loss) from operations                             (453,447)                  (1,390,128)

            OTHER INCOME AND EXPENSES:
                 Gain on sale of subsidiary (Note 7)                      619,497                            -
                 Interest income                                            9,833                           39
                 Other income(expense)                                     (1,657)                       3,934
                 Interest expense                                         (62,058)                    (230,446)
                                                                  ----------------             ----------------


                           Total other income (expense)                   565,615                     (226,473)

                 Gain/(Loss) before provision for income tax              112,168                   (1,616,601)

            Provision for income tax (Note 9):                                  -                            -
                                                                  ----------------             ----------------


            Net income                                                    112,168                   (1,616,601)
                                                                  ================             ================


            Preferred stock dividends                                           -                     (158,750)
            Preferred stock deemed dividends                                    -                     (279,167)
                                                                  ----------------             ----------------




-------------------------------------------------------------------------------
              See accompanying notes and accountant's audit report

                        NEXT GENERATION MEDIA CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 2000
-------------------------------------------------------------------------------


            Loss applicable to common shareholders       $    112,168.00              $ (2,054,518.00)
                                                         ----------------             ----------------

            Basic loss per common share (Note 1)         $          0.02              $         (0.50)
                                                         ----------------             ----------------

            Weighted average common shares outstanding         5,725,736                    4,132,086
                                                         ----------------             ----------------

            Diluted loss per common share (Note 1)       $          0.02              $         (0.38)
                                                         ----------------             ----------------

            Fully diluted common shares outstanding            6,950,903                    5,414,586
                                                         ----------------             ----------------






































-------------------------------------------------------------------------------
              See accompanying notes and accountant's audit report

                        NEXT GENERATION MEDIA CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------


                                       Common Stock       Additional
                                 ---------------------      Paid In      Accumulated
                                   Shares     Amount        Capital        Deficit            Total
------------------------------------------------------------------------------------------------------
Balance: January 1, 1999          3,629,318  $ 36,293     $ 3,625,363   $ (3,727,577)         (65,921)

Deemed dividend in connection
   with redeemable preferred
   stock                                 -         -              -         (279,167)        (279,167)

Preferred stock dividend                 -         -              -         (158,750)        (158,750)

Issuance of stock and stock
   options to shareholders and
   directors                        100,000     1,000         521,500             -           522,500

Common stock issued in
   exchange for services            236,000     2,360         487,640             -           490,000

Issuance of common stock
   through private placements       451,500     4,515         547,059             -           551,574

Net loss                                 -         -              -       (1,616,601)      (1,616,601)
------------------------------------------------------------------------------------------------------

Balance: December 31, 1999        4,416,818    44,168       5,181,562     (5,782,095)        (556,365)

Issuance of common stock for
   full payment of a related
   party note payable                31,169       312          77,611             -            77,923

Issuance of common stock to
   redeem all outstanding Series
   A preferred stock plus all
   accrued and unpaid dividends     756,992     7,570       1,391,755             -         1,399,325

Issuance of common stock
   through private placements         6,000        60          14,940             -            15,000

Issuance of common stock for
   receipt of Tool Kit Technology   250,000     2,500         422,500             -           425,000

Options converted to stock          494,118     4,941           5,059             -            10,000

Issuance of common stock to
   redeem outstanding Series B
   preferred stock                  250,000     2,500          37,500             -            40,000

Common stock issued in
   exchange for services              1,800        18           4,482             -             4,500

Adjustments to Accumulated               -         -               -          82,165           82,165
 Deficit (Note 22)

Net Income                               -         -               -         112,168          112,168
-----------------------------------------------------------------------------------------------------

Balance: December 31, 2000        6,206,897    62,069       7,135,409     (5,587,762)       1,609,716


-------------------------------------------------------------------------------
              See accompanying notes and accountant's audit report

                      NEXT GENERATION MEDIA CORPORATION
                           STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------

                                                                           2000                 1999
            CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net income/(loss)                                   $  112,168         $ (1,616,601)
                 Adjustments to reconcile net income to net cash
                      provided by operating activities:
                 Compensation expense relating to the
                      issuance of common stock                                -              337,656
                 Stock issued for services                                4,500              390,000
                 Depreciation and amortization                          514,880              485,756
                 Allowance for doubtful accounts                              -               21,848
                 Amortization of deferred loan costs                          -               66,423
                 Amortization of discount on notes payable                    -               55,352
                 (Increase) decrease in assets
                      Accounts receivable                              (756,648)            (204,066)
                      Inventories                                       (33,270)              75,456
                      Deferred compensation                              10,923                    -
                      Change in accumulated depreciation due to
                         change in accounting policy                  3,015,424                    -
                      Change in accumulated amortization due to
                         sale of subsidiary                             (90,484)                   -
                      Prepaids and other current assets                (143,063)              (5,323)
                 Increase (decrease) in liabilities
                      Accounts payable                                  201,096               (3,043)
                      Accrued expenses                                 (414,931)             233,590
                      Wages payable                                     (44,547)               8,269
                      Deferred rent                                    (437,265)              57,674
                      Deferred revenue                                   33,034               80,154
                                                                 ---------------      ---------------

                      Net cash flows provided (used) by
                                   operating activities               1,971,817              (16,855)
                                                                 ---------------      ---------------



--------------------------------------------------------------------------------
             See accompanying notes and accountant's audit report

                      NEXT GENERATION MEDIA CORPORATION
                     STATEMENT OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------



            CASH FLOWS FROM INVESTING ACTIVITIES:
                 Cash paid for acquisition of United, less cash acquired                   -             (178,084)
                 Removal of goodwill in sale of subsidiary                            25,623                    -
                 Due to related parties                                               21,178              (45,158)
                 Change to property and equipment due to change in
                      accounting procedure                                        (2,671,760)
                 Purchase of property and equipment                                  (33,150)              13,896
                                                                              ---------------      ---------------

                      Net cash used by investing activities                       (2,658,109)            (209,346)
                                                                              ---------------      ---------------


            CASH FLOWS FROM FINANCING ACTIVITIES
                 Checks issued against future deposits                                     -              (28,919)
                 Cash received from sale of subsidiary                                     -                    -
                 Net proceeds form issuance of common stock                        1,967,250              837,094
                 Redemption of preferred stock                                    (1,269,792)             (25,000)
                 Accrued dividends                                                  (255,319)                   -
                 Payments on capital lease obligation                                (19,427)             (40,337)
                 Repayment of note payable                                           136,850             (253,446)
                                                                              ---------------      ---------------

                      Net cash provided by financing activities                      559,562              489,392
                                                                              ---------------      ---------------


            NET INCREASE (DECREASE) IN CASH                                         (126,730)             263,191

            CASH, BEGINNING OF PERIOD                                                263,517                  326
                                                                              ---------------      ---------------

            CASH, END OF PERIOD                                                $     136,787            $ 263,517
                                                                              ===============      ===============


            SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

            CASH PAID DURING THE YEAR FOR:
                 Deemed preferred stock dividends                                          -              279,167
                 Interest                                                             62,058                    -
                 Total consideration for acquisition                                       -            2,007,933
                 Book value of assets acquired
                      less liabilities assumed                                             -              716,083

--------------------------------------------------------------------------------
              See accompanying notes and accountant's audit report

                       NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At December 31, 2000, the Company had approximately 56 active area franchise operations located throughout the United States.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. The company uses the straight-line method in computing depreciation for financial statement purposes.

Expenditures for repairs and maintenance are charged to income, and renewals and replacements are capitalized. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts.

Estimated useful lives are as follows:

               Computers                                      3 years
               Furniture, fixtures and equipment             10 years

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property.

Depreciation expense for the years ended December 31, 2000 and 1999 amounted to $359,103 and $387,616, respectively.

INTANGIBLES:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from five
(5) to ten (10) years. The Company periodically evaluates the goodwill for possible impairment. The analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment. In addition, the Company has a covenant not to compete, which is being amortized over five (5) years.

ADVERTISING EXPENSE:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the years ended December 31, 2000 and 1999 were $22,353 and $26,380, respectively.

REVENUE RECOGNITION:

The Company recognizes revenue from the design production and printing of coupons upon delivery. Revenue from initial franchise fees is recognized when substantially all services or conditions relating to the sale have been substantially performed. Franchise support and other fees are recognized when billed to the franchisee. Amounts billed or collected in advance of final delivery or shipment are reported as deferred revenue. Revenue from newspaper advertising is recognized upon publication.

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of December 31, 2000.

COMPREHENSIVE INCOME:

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income as defined includes all changes to equity except that resulting from investments by owners and distributions to owners. The company has no item of comprehensive income to report.

RECLASSIFICATIONS:

Certain prior year amounts have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS:

In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not use derivative instruments either in hedging or as investments. The Company will adopt this accounting standard, as amended, on January 1, 2001. Accordingly, the Company believes it will have no material impact on its financial position or results of operations.

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

In December of 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ended December 31, 2000, and requires companies to report any changes in revenue recognition as a cumulative effect of a change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". The Company is currently assessing the impact of SAB 101 on its financial position and results of operations.

USE OF ESTIMATES:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES:

The Corporation uses Statement of Financial Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) in reporting deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for expected future income tax consequences of events that have been recognized in the company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences in financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which temporary differences are expected to reverse.

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

RISKS AND UNCERTAINTIES:

The Company operates in an environment where intense competition exists from other companies. This competition, along with increases in the price of paper, can impact the pricing and profitability of the Company.

ACCOUNTS RECEIVABLE:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Uncollectible accounts as of December 31, 2000 and 1999 were $17,322 and $95,599, respectively.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

LOSS PER COMMON SHARE:

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilutive common shares outstanding during the period. The Company had 1,225,167 options issued and outstanding at December 31, 2000 to purchase common stock.





                        NEXT GENERATION MEDIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

INVENTORIES:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of December 31, 2000.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of December 31, 2000, the Company has an accounts payable outstanding to TheBigHub.com of $122,288 and a note payable for $500,000. The Company has an account receivable from TheBigHub.com for $199,620 for services provided. TheBigHub.com owns 55% of the outstanding common stock of the Company as of December 31, 2000. Subsequent to year end the Company and TheBigHub.com entered into an agreement resolving all outstanding receivables and payables between the parties.

One of the franchisees is owned and operated by the wife of the Company's former President. Total sales to that franchisee for the years ended December 31, 2000 and 1999 were $59,116 and $82,939, respectively.

NOTE 3 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation contributes up to 3% of each eligible employee's gross wages. Employees can elect up to 12% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The Corporation contributed $34,294 and $37,477 in 2000 and 1999, respectively.


                        NEXT GENERATION MEDIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 4 - PROPERTY, PLANT & EQUIPMENT

Property, Plant and Equipment consists of the following:

DECEMBER 31, 2000                                                           2000
--------------------------------------------------------------------------------
Furniture, fixtures and equipment                                    $3,613,817
Computer equipment                                                      832,429
Leasehold improvements                                                   88,754
--------------------------------------------------------------------------------
                                                                     $4,535,000
Accumulated depreciation and amortization                            (3,784,422)
--------------------------------------------------------------------------------

Net property and equipment                                             $750,578
--------------------------------------------------------------------------------


NOTE 5 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:


DECEMBER 31, 2000                                                                   AMOUNT
------------------------------------------------------------------------------------------
Line of credit from Prosperity Bank with a face amount of
   $100,000, interest is payable as it accrues at the banks' prime rate
   (7.5% as of 12/31/2000), this line is secured by a Certificate
   of Deposit held by the former President of the Company.                        $100,000





                        NEXT GENERATION MEDIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Note payable to TheBigHub.com as part of a Stock Purchase Agreement with major shareholders of the Company in May of 2000. No due date, interest accrual, or
   payment amounts set. (Note 6 and 11)                                                   $500,000

Note payable to CIT Group, interest of 10% on principal only, monthly principal and interest payments of $8,989, due in January 2001, collateralized by the equipment of United Marketing Solutions, Inc., and as of the date
   of this report is currently in default.                                                $ 30,622

Note payable to BancFirst, interest at prime plus 1% (8.5% at December 31,
   2000), monthly payments of principal and interest of $12,500, collateralized by the Company's property, plant and equipment. The note payable was due in
   September of 2000 and was in default. Terms renegotiated to twenty-four month, interest at prime plus 1%, monthly payments of $8,500 principal plus
   accrued interest.                                                                      $226,361
---------------------------------------------------------------------------------------------------
                                                                                          $856,983
Less: Current portion                                                                     $356,983
---------------------------------------------------------------------------------------------------
Long-term portion                                                                         $500,000
---------------------------------------------------------------------------------------------------

NOTE 6 - STOCK PURCHASE AGREEMENT

On May 1, 2000, a stock purchase agreement was entered into by major stockholders of the Company, TheBigHub.com ("Big Hub") a Florida corporation, and the Company. Whereas major shareholders of the Company sold stock and options to Big Hub in exchange for Big Hub stock and options. Also, Big Hub advanced the Company $622,228, of which $122,228 was to be used to assist with current cash flow and the remaining $500,000 was a loan to be used to liquidate certain overdue trade payables and accrued liabilities. In addition, as part of the stock purchase agreement Big Hub obligated itself to providing a Tool Kit Technology to the Company.

                        NEXT GENERATION MEDIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 7 - SALE OF INDEPENDENT NEWS, INC

On June 30, 2000, the Company sold its entire interest in Independent News, inc.
(INI) in exchange for a promissory note, assumption of indebtedness, prepaid advertising and cancellation of remaining outstanding Series B Preferred Stock for a total sales price of $1,057,000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases its main office and printing facility under an operating lease expiring in 2005. The Company has an option to renew the lease for a five-year period at the end of the lease term at the then current fair rental value of the property.

Future minimum payments required under the lease are as follows:

YEAR ENDING DECEMBER 31,                                                          AMOUNT
----------------------------------------------------------------------------------------------
2001                                                                             $  466,713
2002                                                                                498,001
2003                                                                                529,289
2004                                                                                560,577
2005                                                                                337,650
----------------------------------------------------------------------------------------------
                                                                                 $2,392,230
----------------------------------------------------------------------------------------------

Rent expense for the years ended December 31, 2000 and 1999 were $509,644 and 522,076, respectively.

There is a $100,000 severance payable to Gerard R. Bernier upon his completion of service to the Company.



                        NEXT GENERATION MEDIA CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

The Company is party to various legal matters encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these matters will not have a material adverse effect on the Company's financial position or the future results of operations.

NOTE 9 - INCOME TAXES

Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Management has provided a valuation allowance for net deferred tax assets as of December 31, 2000 and 1999, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

The company files a consolidated return, with a tax liability of $0 for the year 2000. At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of $2,100,000, which are available to offset future taxable income, if any, through 2019.

NOTE 10 - RESIGNATION OF OFFICERS

On September 25, 2000 the Chief Financial Officer of the Company and its subsidiary United Marketing Solutions Inc., Frank A. Miller, gave his formal resignation.

On October 3, 2000 the President and CEO of the Company and its subsidiary United Marketing Solutions Inc., Gerard R. Bernier, gave his formal resignation. As of the date of this report Mr. Bernier is still the acting CEO of the Company and will remain so until a suitable replacement is found.

NOTE 11 - SUBSEQUENT EVENTS

On January 2, 2001, the Company named David B. Morey as its new President.


                        NEXT GENERATION MEDIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

On February 6, 2001, a settlement was reached between TheBigHub.com ("Big Hub"), the Company, and major shareholders of the Company. As a result of this settlement, the Stock

Purchase Agreement described in Note 6 of these financial statements, was rescinded nunc pro tunc. As part of the settlement, Big Hub returned all but 242,732 shares of the Company's common stock to the major shareholders involved, and all stock options. The major shareholders retain their shares and options in Big Hub. Big Hub forever releases and discharges the Company from all obligations relating to the $622,288 dollars advanced to the Company. The Company forever releases and discharges Big Hub from all obligations relating to $199,620 owed to the Company from Big Hub. Additionally the Company releases Big Hub from all obligations in regards to the promised delivery of the "Tool Kit Technology" (never delivered). Big Hub retains the 250,000 shares of the Company's common stock transferred to Big Hub as original consideration of promised delivery of "Tool Kit Technology". The Company agrees to provide audited financial statements to Big Hub on a consolidated basis. The major shareholders of the Company, Big Hub, and the Company agree to release, acquit and further discharge all parties involved as a result of this agreement.

NOTE 12 - PURCHASE OF UNITED

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



                        NEXT GENERATION MEDIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 13 - COMMON STOCK

On June 13 of 2000, the Company issued 31,169 shares of common stock valued at $77,923 in full payment of a related party note payable.

 On May 1 of 2000, certain shareholders of the Company entered into a stock purchase agreement, whereby they exchanged common and preferred stock and options to purchase common stock representing approximately fifty two percent (55%) of the Company's common shares for shares in The BigHub.com, Inc., and in certain instances, options to purchase common shares of The BigHub.com, Inc. As part of this transaction, the Company obtained a loan from The BigHub.com, Inc. in the amount of $500,000, which was used in part to liquidate certain trade payables and accrued liabilities.

Also, on May 1 of 2000, the Company issued 756,992 shares to redeem all outstanding Series A Preferred Stock plus all accrued and unpaid dividends.

On March 22 of 2000, the Company issued 250,000 shares of common stock to TheBigHub.com for future receipt of Tool Technology Kit.

On March 15 of 2000, two major shareholders exercised a combined 494,118 options in exchange common stock valued at $10,000.

Also, on March 15 of 2000, the Company issued 6,000 shares of common stock through a private placement to various investors at $2.50 per share. Net proceeds from the private placement were $15,000.

In December of 1999, the Company issued 36,000 shares of common stock in exchange for services rendered in the amount of $90,000.


                        NEXT GENERATION MEDIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

From July through December of 1999, the Company issued 120,000 shares of common stock through a private placement to various investors at $2.50 per share. Net proceeds from the private placement after deductions for issuance expenses were $165,631.

During June of 1999, the Company issued 122,500 options to employees and directors to purchase common stock at a price of $.50 per share. These options were immediately vested. In addition, 92,500 options were issued to purchase common stock at a price of $.50 per share which vest over a two year period. The market value of the stock was determined to be $2 based on private sales to unrelated investors. The Company recorded compensation expense of $183,750 in relation to the vested options and recorded deferred compensation of $138,750 for unvested options, which will be recorded as compensation expense over the vesting period.

During April of 1999, a majority shareholder contributed $100,000 to additional paid in capital in exchange for 100,000 shares of stock, at $1 per share. The market price was determined to be $2 based on private sales to unrelated investors. The Company recorded compensation expense of $100,000.

In April of 1999, the Company issued 200,000 shares of common stock in exchange for consulting services to be rendered over a one-year period. The common stock was valued at $2 based on private sales to unrelated investors. An amount of $100,000 in deferred consulting fees is recorded at December 31, 1999 relating to this issuance.

From March to May of 1999, the Company issued 331,500 shares of common stock through a private placement to various individual investors at $2.00 per share. Net proceeds from the private placement after deductions for both cash and non-cash issuance expenses, amounted to $385,943.




                        NEXT GENERATION MEDIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 14 - REDEEMABLE PREFERRED STOCK SERIES A

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


                        NEXT GENERATION MEDIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Effective May 8, 1998, the Company canceled UNICO's obligation to the Company arising from its assumption of UNICO's subordinated debt. The assumption of UNICO's subordinated debt was required to complete the acquisition of United (Note 12). Therefore, the total of cash paid and the value assigned to the preferred stock and warrants of $1,094,167 had been recorded as a deferred acquisition cost at December 31, 1998 and was included in the cost of the acquisition in 1999 (see Note 12).

On May 1 of 2000, the Company issued 756,992 shares to redeem all outstanding Series A Preferred Stock plus all accrued and unpaid dividends.

NOTE 15 - REDEEMABLE PREFERRED STOCK SERIES B

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



                        NEXT GENERATION MEDIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

During the twelve months ended December 31, 2000, all outstanding shares of Series B Preferred Stock were canceled as part of the consideration received in the sale of INI.

NOTE 16 - NOTES RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default, the Company's management considers the note collectible.

NOTE 17 - INTANGIBLE ASSETS

Intangible assets consist of the following items:

DECEMBER 31,                                                    2000                    1999
--------------------------------------------------------------------------------------------
Goodwill                                                    $1,507,650             $1,482,027
Covenant not to compete                                         15,000                 15,000
---------------------------------------------------------------------------------------------
                                                            $1,522,650             $1,497,027
Less accumulated amortization                                  248,282                182,989
---------------------------------------------------------------------------------------------
Intangible assets, net                                      $1,274,368             $1,314,038
---------------------------------------------------------------------------------------------

                        NEXT GENERATION MEDIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

Amortization expense for the years ended December 31, 2000 and 1999 were $155,777 and $182,989, respectively.

NOTE 18 - SEGMENT INFORMATION

The Company has two reportable segments for the twelve months ended December 31, 2000: United and INI. United was acquired on April 1, 1999. Each entity is a wholly-owned subsidiary, with different management teams and different products and services. INI operates a newspaper publishing business and United operates a direct mail marketing business. The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies. INI was sold on June 30, 2000. Summarized financial information concerning the Company's reporting segments for the twelve months ended December 31, 2000 and 1999 is presented below.

YEAR ENDED
DECEMBER 31, 2000        UNITED             INI            PARENT        ELIMINATIONS              TOTAL
-----------------------------------------------------------------------------------------------------------
Revenue               $7,513,734         $1,064,943    $         0        $       0             $8,578,677

Segment
   profit (loss)         364,182             81,420       (333,434)               0                112,168

Total assets           2,242,250                  0      2,394,153         (637,971)             3,998,432

NOTE 19 - INVESTMENT IN UNICO

In May, 1998, the Company purchased 359,931 shares of common stock (approximately a six percent (6%) ownership interest) of UNICO, Inc., an unrelated third party. The Company accounted for this investment using the cost method in accordance with generally accepted accounting principles. In April, 1999, this investment was sold in conjunction with the acquisition of United, see Note 12.


                        NEXT GENERATION MEDIA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 20 - PREPAID EXPENSES

Prepaid expenses include $270,000 of prepaid advertising expense as part of the sale of Independent News Inc.

NOTE 21 - DEFERRED REVENUE

During 2000 the Company received $128,975 for services to be performed in 2001. When the services are performed, this amount will be recognized in income.

NOTE 22 - ADJUSTMENT TO ACCUMULATED DEFICIT

Accumulated deficit has been reduced due to prior period adjustments to deferred rent, accumulated depreciation and property, plant and equipment.

NOTE 23 - LIQUIDITY AND FUTURE PROSPECTS

During the year 2000, the Company experienced a loss on continuing operations that was significantly less than in prior years. This was due to efforts by management to reduce expenses and an increased commitment to retail sales. Even with such improvement, the Company has a large portion of its trade payable and accrued liabilities significantly past due. The availability of additional short-term borrowings is limited.

Management plans to improve the liquidity of the Company during the year 2001 through continued cost cutting and increased revenues from direct retail sales.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On July 7, 2000, the issuer dismissed BDO Seidman LLP as its principal independent accountant. The primary reason for the dismissal of BDO Seidman LLP was cost. A secondary reason was BDO Seidman LLP's stated intent to increase its focus on larger clients of the accounting firm.

        BDO Seidman LLP's report on the financial statements of the issuer for neither of the past two years contained an adverse opinion or disclaimer of opinion or was modified as to audit scope, or accounting principles. BDO Seidman LLP's report on the financial statements of the issuer for 1998 was modified as to uncertainty in that BDO Seidman LLP provided a "going concern" opinion. Its report on the financial statements of the issuer for 1999 was not so modified.

        The decision to change accountants was not recommended but was approved by the issuer's board of directors.

        There were no disagreements with BDO Seidman LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BDO Seidman LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

        On September 6, 2000, the issuer engaged Turner, Jones and Associates as the issuer's new principal accountant to audit the issuer's financial statements. Neither the issuer nor someone on its behalf consulted the new accountant on the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the issuer's financial statements.

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Directors and officers. The directors and executive officers of the Company, as of the date of this filing, are as follows:

Name                  Age           Position
-----                 ---           ---------
David Morey           53            President and Director

Steve Kronzek         51            Director, Chairman of the Board

Leon Zajdel           53            Director

Phillip Trigg         54            Treasurer and Secretary

        Officers are appointed by and serve at the discretion of the Board of Directors. Directors are elected to fill vacancies by the Board of Directors and at each annual meeting. Each officer and director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified.

David Morey was named president and director of the company on January 2, 2001. Mr. Morey was CEO of a commercial printing company, AmeriPrint Inc., for 14 years, and CEO and publisher of a company specializing in community handbooks throughout the Washington, DC area. Mr. Morey currently serves on the Board of Directors of Millennium Bankshares Inc., a holding company for Millennium Bank and Millennium Capital, since 1999, and previously on the Board of Directors for American Association for World Health and the Marketing Board of Mid Atlantic Medical Services, Inc.

        In February 2000, an involuntary bankruptcy petition was filed with respect to AmeriPrint Inc. The filing resulted in a Chapter 7 liquidation of the company.

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

Phillip Trigg has been secretary and treasurer since November 2000. Mr. Trigg has served with United Marketing Solutions since August 1995 in a variety of positions including Vice President, Franchise Sales, Senior Vice President, Business Development and COO.

        Gerard Bernier is no longer an officer or director of the Company, but remains a significant employee by virtue of his position as President and CEO of United, the Company's operating subsidiary. Mr. Bernier resigned as President and as a director and Chairman of the Board of the Company on October 3, 2000. At that time, Mr. Bernier also indicated his intent to resign his positions at United, but has remained on in an interim capacity at the request of the board of directors of the Company. Prior to his resignation, Mr. Bernier had served as the Company's President and a director since April 1999. Mr. Bernier was the founder of United and has served as a director and CEO of United since 1981 and 1985, respectively.

        Compliance with Section 16(a) of the Exchange Act. The issuer's common stock is not registered pursuant to Section 12 of the Exchange Act; therefore, information required by Item 405 is not applicable.

ITEM 10.       EXECUTIVE COMPENSATION

        The following information relates to compensation paid by the Company for services rendered in all capacities during the year ended December 31, 2000, to the President, the only executive officer of the Company who received a salary and bonus during fiscal 2000 in excess of $100,000.


                                       Summary Compensation Table
                                       --------------------------
                  Annual Compensation                               Long-Term Compensation
                  -------------------                               ----------------------
                                                                Awards                 Payouts
                                                                ------                 -------
----------------------------------------------------------------------------------------------------------
 Name and    Fiscal     Salary     Bonus     Other    Restricted     Securities    LTIP      All Other
 --------    ------     ------     -----     -----    ----------     ----------    ----      ---------
Principal     Year                           Annual     Stock        Underlying   Payouts   Compensation
---------                                    ------     -----        ----------   -------   ------------
 Position                                  Compensa-    Awards      Options/SARs
 --------                                  ---------    ------      ------------
                                             tion
                                             ----
----------------------------------------------------------------------------------------------------------
 Gerard R.   1999     $112,500(1)    -         -           -             -           -            -
  Bernier    2000     $152,377       -         -           -             -           -        $100,000(2)
 President
 and CEO,
  United
----------------------------------------------------------------------------------------------------------
   David     2000         -          -         -           -             -           -            -
  Morey,
President,
  NexGen
----------------------------------------------------------------------------------------------------------


(1) As of April 1, 1999.

(2) Severance pay pursuant to employment agreement with United.

        Gerard Bernier, the Company's former President and the current President and CEO of United, in his role as President and CEO of United, has a written employment agreement for an initial term running through March 31, 2001 pursuant to which he is entitled to a salary of $150,000 (annually adjusted for cost of living) and a bonus equal to 5% of pre-tax and pre-extraordinary item profits of United so long as such profits exceed a $350,000 threshold. In addition, Mr. Bernier is to receive certain other benefits including $150,000 in life insurance and an automobile allowance.

        David Morey, the Company's incoming President, has a written employment agreement for an initial term running through December 31, 2001, pursuant to which he is entitled to a salary of $90,000 per year until March 31, 2001, at which time the salary is increased to $130,000 per year, plus a bonus of 10% of the compensation on United's annual pre-tax profit if such profits exceed the greater of $350,000 and 7% of pre-tax gross sales, excluding cost of postage. Any bonus earned will be paid 50% in cash and 50% in options to purchase common stock of the Company. The employment agreement also includes a severance package of 6 weeks salary plus 2 weeks salary for each year worked, and certain other benefits including an automobile allowance and health insurance coverage.

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

        The following tables show information with respect to options granted during fiscal year 2000 and the number of shares of common stock represented by outstanding stock options held by the President as of December 31, 2000. Also reported is the value for "in-the-money" options, which represent the positive spread between the exercise price of any existing stock options and the year-end price of the common stock. For purposes of this calculation, the issuer has assumed a share price of $1.70 per share, although no public trading market for the issuer's securities presently exists. (The transaction referred to in Item 12 of this report, involving an exchange of shares, was conducted on the basis of an assumed value of $1.70 per share of common stock.)

                        OPTION GRANTS IN FISCAL YEAR 2000

------------------------------------------------------------------------------------------
       Name            Number of        Percent of       Exercise Price   Expiration Date
       ----            ---------        ----------       --------------   ---------------
                      Securities       Total Options
                      ----------       -------------
                      Underlying        Granted to
                      ----------        ----------
                     Options/SARs        Employees
                     ------------        ---------
                        Granted
                        -------
------------------------------------------------------------------------------------------
       None                -                 -                 -                -
------------------------------------------------------------------------------------------

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR values

                                   Number of Securities          Value of Unexercised
                                  Underlying Unexercised         in-the-money Options
                                Options at December 31,2000      at December 31, 2000
---------------------------------------------------------------------------------------------
   Name      Shares       Value    Exercisable   Unexercisable   Exercisable   Unexercisable
   ----      ------       -----    -----------   -------------   -----------   -------------
            Acquired    Realized
            --------    --------
               on
               --
            Exercise
            --------
---------------------------------------------------------------------------------------------
Gerard          -           -        400,000           -           $600,000          -
Bernier
---------------------------------------------------------------------------------------------
David           -           -           -            75,000            -           $90,000
Morey
---------------------------------------------------------------------------------------------


        The director's of the Company serve without compensation. No director received a grant of equity or options to purchase stock in 2000.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AS OF MARCH 14, 2001.

--------------------------------------------------------------------------------------------
       (1)                        (2)                       (3)                 (4)
                                                         Amount and
                     Name and Address of Beneficial      Nature of
  Title of Class                 Owner                   Beneficial      Percent of Class(1)
                                                         Ownership
--------------------------------------------------------------------------------------------
                    BigHub.com, Inc.
Common Stock        c/o 8380 Alban Road                  1,249,507             20.1%
                    Springfield, VA 22150
--------------------------------------------------------------------------------------------
                    Gerard Bernier
Common Stock        8380 Alban Road                      1,212,686(2)          19.1%
                    Springfield, VA 22150
--------------------------------------------------------------------------------------------
                    Joel Sens
Common Stock        900 N. Stafford St.                    976,726(2)          15.4%
                    Suite 2003
                    Arlington, VA 22203
--------------------------------------------------------------------------------------------
                    Kenneth Brochin
Common Stock        2347 Underhill Road                    627,500(3)           9.7%
                    Toledo, OH 43615
--------------------------------------------------------------------------------------------
                    John Banas
Common Stock        20th Century Associates, Inc.          401,020              6.5%
                    14 Plaza Nine
                    Manalapan, NJ 07726
--------------------------------------------------------------------------------------------


(1)  Rounded to the nearest one tenth of one percent.

(2)  Includes options to purchase 150,000 shares of common stock.

(3)  Includes options to purchase 247,500 shares of common stock.

(b)     SECURITY OWNERSHIP OF MANAGEMENT AS OF MARCH 14, 2001.

---------------------------------------------------------------------------------------------
       (1)                        (2)                       (3)                (4)
                                                         Amount and
                                                         Nature of
                     Name and Address of Beneficial      Beneficial       Percent of Class(1)
  Title of Class                 Owner                   Ownership
---------------------------------------------------------------------------------------------
                    David Morey
Common Stock        1416 Rosewood Hill Drive              75,000(2)             1.2%
                    Vienna, VA  22182
---------------------------------------------------------------------------------------------
                    Leon Zajdel
Common Stock        11820 Enid Drive                      58,747(3)             0.9%
                    Potomac, MD 20854
---------------------------------------------------------------------------------------------
                    Steve Kronzek
Common Stock        8380 Alban Road                       50,000(3)             1.0%
                    Springfield, VA 22150
---------------------------------------------------------------------------------------------
                    Gerard Bernier
Common Stock        8380 Alban Road                      1,212,686(4)          19.1%
                    Springfield, VA 22150
---------------------------------------------------------------------------------------------
                    Directors and Executive
Common Stock        Officers as a Group                   248,747(5)            3.9%
---------------------------------------------------------------------------------------------


(1)  Rounded to the nearest one tenth of one percent.

(2)  Includes options to purchase 75,000 shares of common stock.

(3)  Includes options to purchase 50,000 shares of common stock.

(4)  Includes options to purchase 150,000 shares of common stock.

(5) Includes options to purchase 240,000 shares of common stock. Although Mr. Bernier is a named executive officer for purposes of Item 11 disclosure, he is no longer an executive officer of the issuer. Therefore, his securities ownership is not included for purposes of calculating ownership of the directors and executive officers as a group.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company entered into a transaction by which certain shareholders of common stock and Series A Preferred stock sold approximately fifty-two percent (52%) of the fully diluted common stock of the Company to TheBigHub.com, Inc. ("Big Hub"). This event was reported on a current report on Form 8-K filed by the issuer on May 18, 2000. Mr. Gerard R. Bernier, former President and CEO of the Company and current President and CEO of United, had a material interest in the transaction. On May 1, 2000, Mr. Bernier sold 1,098,389 common shares of the Company and transferred rights to 150,000 Company common share options, with an exercise price of $0.50 per share, to BigHub in exchange for 373,453 common shares of BigHub, 200,000 BigHub common share options, with an exercise price of $5.50 per share, and 150,000 BigHub common share options, with an exercise price of $1.25 per share. Also, pursuant to this transaction, Mr. Joel Sens, at the time a major shareholder of the Company, sold 910,725 common shares of the Company and transferred rights to 150,000 Company common share options, with an exercise price of $0.50 per share, to BigHub in exchange for

309,646 common shares of BigHub, 200,000 BigHub common share options, with an exercise price of $5.50 per share, and 150,000 BigHub common share options, with an exercise price of $1.25 per share. Additionally, the majority of the Preferred A shareholders converted their shares (including accrued dividends) to 755,985 common shares of the Company. This total amount of common shares was sold to BigHub along with the Preferred A shareholders' rights to warrants to purchase 164,910 shares of common stock at an exercise price of $0.16 per share, in exchange for 257,046 BigHub common shares, in the aggregate, which were transferred to the former Preferred A shareholders pro rata.

        On February 6, 2001, a settlement was reached between Big Hub, the Company, and major shareholders of the Company. As a result of this settlement, the Stock Purchase Agreement referred to above was rescinded nunc pro tunc. As part of the settlement, Big Hub returned all but 242,732 shares of the Company's common stock to the major shareholders involved, and all stock options. The major shareholders retain their shares and options in Big Hub. Big Hub forever releases and discharges the Company from all obligations relating to the $622,288 dollars advanced to the Company. The Company forever releases and discharges Big Hub from all obligations relating to $199,620 owed to the Company from Big Hub. Additionally the Company releases Big Hub from all obligations in regards to the promised delivery of the "Tool Kit Technology," in kind consideration that was never delivered. Big Hub retains the 250,000 shares (at a valuation of $425,000) of the Company's common stock transferred to Big Hub as original consideration of promised delivery of "Tool Kit Technology." The Company agrees to provide audited financial statements to Big Hub on a consolidated basis. The major shareholders of the Company, Big Hub, and the Company agree to release, acquit and further discharge all parties involved as a result of this agreement.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

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

   11.1       Statement re:  computation of per share      Included in the accompanying
              earnings                                     financial statements.


    16.1      Letter on change in certifying accountant    Incorporated by reference in the
                                                           filing of the Company's current
                                                           report on Form 8-K filed on
                                                           January 5, 2001.

    21.1      Subsidiaries of the Issuer                   Included herein.

    24.1      Power of Attorney                            Included on the signature page
                                                           hereto.

    27.1      Financial Data Schedule                      Included herein.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEXT GENERATION MEDIA CORP.

Date:  April 13, 2001              By:  /s/ David Morey
                                      ------------------------------------------
                                      David Morey, President and Director
                                      (principal executive and chief financial
                                       officer)


Date:  April 13, 2001              By:                *
                                      ------------------------------------------
                                      Steve Kronzek, Director


Date:  April 13, 2001              By:                *
                                      -----------------------------------------
                                      Leon Zajdel, Director


Date:  April 13, 2001              By:  */s/ David Morey
                                      -----------------------------------------
                                      David Morey, Attorney-in-fact



KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints David Morey his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this annual report on Form 10-KSB, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and the capacities and on the dates indicated.

Signature                                   Title                               Date
---------                                   ------                             -----
 /s/ Steve Kronzek                          Director                     April 13, 2001
--------------------
Steve Kronzek

 /s/ Leon Zajdel                            Director                     April 13, 2001
--------------------
Leon Zajdel

                                INDEX OF EXHIBITS

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

   11.1       Statement re:  computation of per share      Page 23
              earnings

   16.1       Letter on change in certifying accountant    Incorporated by reference in the
                                                           filing of the Company's current
                                                           report on Form 8-K filed on
                                                           January 5, 2001.

   21.1       Subsidiaries of the Issuer                   Included herein.


   24.1       Power of Attorney                            Included on the signature page
                                                           hereto.

