Form 10QSB
period 2001-03-31
NEXT GENERATION MEDIA CORP
filed 2001-05-15
CIK 356292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

        For the Quarterly period ended March 31, 2001
                          ------------------

                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

        Commission file number  2-74785-B
                       -----------

                           Next Generation Media Corp.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


            Nevada                                       88-0169543
     --------------------                              --------------
 (State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                  No.)


         8380 Alban Road
   Springfield, Virginia 22150                           (703) 913-0416
----------------------------------------                 ----------------
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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                        NEXT GENERATION MEDIA CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                        WITH REVIEW REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


                                TABLE OF CONTENTS

                                                                             Page

Review Report of Independent Certified Public Accountants                     2

Financial Statements

    Consolidated Balance Sheets                                               3

    Consolidated Statements of Income                                         5

    Consolidated Statements of Stockholders' Equity                           6

    Consolidated Statements of Cash Flows                                     7

Notes to Financial Statements                                                 9

                                  REVIEW REPORT


To the Board of Directors and Stockholders of Next Generation Media Corporation

        We have reviewed the accompanying consolidated balance sheets of Next Generation Media Corporation (a Nevada Corporation) as of March 31, 2001, and the related statements of income, stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Next Generation Media Corporation.

        A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

                                                               Vienna, Virginia
                                                                   May 11, 2001

NEXT GENERATION MEDIA
CORPORATION
CONSOLIDATED BALANCE SHEETS
FOR THE PERIODS ENDED


  ASSETS

                                                                 March 31,       December 31,
                                                                   2001              2000
       CURRENT ASSETS:
            Cash and cash equivalents
            (Note 1)                                                $  54,165        $  136,787
            Accounts receivable, net of
                uncollectible accounts
            (Note 1)                                                  581,606           649,416
            Due from related
            parties                                                         -           199,620
            Notes receivable
            (Note 6)                                                  218,833           209,833
            Tool kit technology
            receivable (Note 5)                                             -           244,200
            Inventories (Note 1)                                      184,400           140,364
            Deferred
            compensation                                               73,921            73,921
            Prepaid expenses                                          319,753           319,345

                      Total current assets                        $ 1,432,679       $ 1,973,486

       PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 3):
            Computer equipment and
            software                                                  832,969           832,429
            Furniture and
            fixtures                                                3,615,017         3,613,817
            Leasehold
            improvements                                               88,754            88,754

                      Total property, plant and
                      equipment                                     4,536,740         4,535,000


            Less accumulated depreciation                         (3,841,476)       (3,784,422)

                      Net property, plant and
                      equipment                                       695,264           750,578

            Intangibles, net of accumulated
            amortization

                      (Note 1)                                      1,059,647         1,274,368

       TOTAL ASSETS                                               $ 3,187,590       $ 3,998,432



See accompanying notes
and accountant's review report

NEXT GENERATION MEDIA
CORPORATION
CONSOLIDATED BALANCE SHEETS
FOR THE PERIODS ENDED

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,        December 31,
                                                                     2001              2000
       CURRENT LIABILITIES:
            Notes payable, current portion (Note 4)                  $ 344,123         $  356,983
            Accounts payable                                           863,957            719,689
            Accrued expenses                                           309,238            460,781
            Due to related
            parties                                                          -            122,288
            Severance payable                                          100,000            100,000
            Deferred revenue                                            79,251            128,975


                       Total current
                       liabilities                                 $ 1,696,569        $ 1,888,716

       LONG TERM LIABILITIES:
            Notes payable (Notes 4 and 5)                               $    -         $  500,000

                       Total long term
                       liabilities                                      $    -         $  500,000

                       Total liabilities                           $ 1,696,569        $ 2,388,716

       STOCKHOLDERS' EQUITY (Note  7):
            Common stock, $.01 par value,
            50,000,000 shares
               Authorized, 6,206,897 issued and
            outstanding                                                 62,069             62,069
            Additional paid in
            capital                                                  7,135,409          7,135,409
            Accumulated deficit                                    (5,587,762)        (5,587,762)
            Net Loss - Year to
            Date                                                     (118,695)                  -

                       Total
                       stockholders'
                       equity                                        1,491,021          1,609,716

       TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                                 $ 3,187,590        $ 3,998,432


See accompanying notes
and accountant's review report

NEXT GENERATION MEDIA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED

                                                             March 31,                    March 31,
                                                               2001                         2000

            REVENUES
            (Note 1):

                 Coupon sales, net of discounts            $    1,766,644               $    1,859,144
                 Franchise
                 fees                                              16,500                            -
                 Advertising
                 revenues                                               -                      394,341

                 Classified revenues                                    -                       52,496

                 Commission income                                  9,750                        4,325

                           Total                           $    1,792,894               $    2,310,306
                           revenues


            OPERATING EXPENSES:
                 Printing
                 costs                                            853,235                      896,882
                 Advertising (Note 1)                               1,354                            -
                 Postage and
                 delivery                                         541,393                      648,630
                 Other production
                 costs                                                  -                       79,542

                 Selling expenses                                       -                      171,789
                 General and administrative
                 expenses                                         417,546                      515,809
                 Depreciation and amortization
                 (Notes 1 and 3)                                   90,975                      167,662
                 Franchise sales and
                 development                                            -                       47,979

                           Total operating
                           expenses                             1,904,503                    2,528,293

                 Gain/(Loss) from
                 operations                                     (111,609)                    (217,987)

            OTHER INCOME AND
            EXPENSES:
                 Interest
                 income                                             9,000                            -
                 Other
                 income(expense)                                  (2,427)                            -

                 Interest expense                                (13,659)                     (13,680)

                           Total other income
                           (expense)                              (7,086)                     (13,680)


            Net loss                                            (118,695)                    (231,667)


            Preferred stock
            dividends                                                   -                     (39,375)
            Preferred stock deemed
            dividends                                                   -                     (40,625)

            Loss applicable to common                      $    (118,695)               $    (311,667)
            shareholders

            Basic loss per common share (Note 1)           $       (0.02)               $       (0.06)

            Weighted average common shares
            outstanding                                         5,725,736                    5,235,716


See accompanying notes
and accountant's review report

NEXT GENERATION MEDIA
CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Common                    Additional
                                  Stock                       Paid In      Accumulated
                                  Shares        Amount        Capital      Deficit           Total


Balance: January 1, 2000       4,416,818     $  44,168    $  5,181,562    $ (5,782,095)     $(556,365)

Issuance of common stock for
   full payment of a related
   party note payable             31,169           312          77,611                -         77,923

Issuance of common stock to
   redeem all outstanding
Series A
   preferred stock plus all
   accrued and unpaid dividends  756,992         7,570       1,391,755                -      1,399,325

Issuance of common stock
   through private placements      6,000            60          14,940                -         15,000

Issuance of common stock for
   receipt of Tool Kit
Technology                       250,000         2,500         422,500                -        425,000


Options converted to stock       494,118         4,941           5,059                -         10,000

Issuance of common stock to
   redeem outstanding Series B
   preferred stock               250,000         2,500          37,500                -         40,000

Common stock issued in
   exchange for services           1,800            18           4,482                -          4,500


Adjustments to Accumulated           -             -               -             82,165         82,165
   Deficit


Net Income                           -             -               -            112,168        112,168


Balance: December 31, 2000     6,206,897     $  62,069    $  7,135,409    $ (5,587,762)     $1,609,716


Net Loss - Year to Date              -             -               -          (118,695)      (118,695)


Balance: March 31, 2001        6,206,897     $  62,069    $  7,135,409    $ (5,706,457)     $1,491,021


See accompanying notes
and accountant's review report

NEXT GENERATION MEDIA CORPORATION
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED


                                                                    March 31,            March 31,
                                                                       2001                 2000
            CASH FLOWS FROM OPERATING
            ACTIVITIES:
                                                                              $                     $
                 Net loss                                              (118,695)            (231,667)
                 Adjustments to reconcile net income
                 to net cash
                      provided by operating
                      activities:
                 Depreciation and
                 amortization                                             90,975              167,662
                 (Increase) decrease in
                 assets

                      Accounts receivable                                 58,810               39,034

                      Inventories                                       (44,036)            (133,742)
                      Prepaids and other
                      current assets                                       (408)              120,644
                 Increase (decrease) in
                 liabilities
                      Accounts
                      payable                                            144,268             (88,772)
                      Accrued
                      expenses                                         (151,543)             (94,155)

                      Deferred rent                                            -             (57,674)
                      Deferred
                      revenue                                           (49,724)             (34,922)

                      Net cash flows
                      provided (used) by
                                    operating
                                    activities                          (70,353)            (313,592)

            CASH FLOWS FROM INVESTING
            ACTIVITIES:
                 Due to related
                 parties                                                 321,532             (62,840)
                 Acquisition of
                 intangible, net                                               -            (383,508)
                 Removal of intangible due
                 to Big Hub
                      settlement
                      (Note 5)                                           180,800                    -
                 Purchase of property and
                 equipment                                               (1,740)             (47,107)

                      Net cash provided/(used) by
                      investing activities                               500,592            (493,455)

            CASH FLOWS FROM FINANCING
            ACTIVITIES
                 Net proceeds form issuance of common
                 stock                                                         -               15,000
                 Stock issued in purchase of
                 assets                                                        -              425,000
                 Removal of note payable due
                 to Big Hub
                      settlement
                      (Note 5)                                         (500,000)                    -
                 Repayment of note
                 payable                                                (12,860)              423,125

                      Net cash provided/(used) by
                      financing activities                             (512,860)              863,125


See accompanying notes
and accountant's review report

NEXT GENERATION MEDIA CORPORATION
STATEMENT OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001


            NET INCREASE (DECREASE) IN CASH                             (82,621)               56,078

            CASH, BEGINNING OF
            PERIOD                                                       136,787              263,517


            CASH, END OF PERIOD                                          $54,166             $319,595

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and its subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB40.

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At March 31, 2001, the Company had approximately 57 active area franchise operations located throughout the United States.

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

Estimated useful lives are as follows:

               Computers                                      3 years
               Furniture, fixtures and equipment             10 years

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property.

Depreciation expense for the three months ended March 31, 2001 amounted to $57,504.

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

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended March 31, 2001 was $1,354.

Revenue Recognition:

The Company recognizes revenue from the design production and printing of coupons upon delivery. Revenue from initial franchise fees is recognized when substantially all services or conditions relating to the sale have been substantially performed. Franchise

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

support and other fees are recognized when billed to the franchisee. Amounts billed or collected in advance of final delivery or shipment are reported as deferred revenue.

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of March 31, 2001.

Comprehensive Income:

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income as defined includes all changes to equity except that resulting from investments by owners and distributions to owners. The company has no item of comprehensive income to report. -

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation.

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

In December of 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ended December 31, 2000, and requires companies to report any changes in revenue recognition as a cumulative effect of a change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". The Company has assessed the impact of SAB 101 on its financial position and results of operations and believes the effect to be minimal.

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

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Uncollectible accounts as of March 31, 2001 was $24,822.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Loss Per Common Share:

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted earnings per share reflect the potential dilution assuming the issuance of common shares for all potential dilutive common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities including warrants and stock options, would be anti-dilutive and thus, excluded from diluted earnings per share.

As of March 31, 2001, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation                                         Common Stock

Stock options outstanding as of
March 31, 2001 with a weighted average exercise
price per share of $0.50                                            1,375,167


Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of March 31, 2001.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation contributes up to 3% of each eligible employee's gross wages. Employees can elect up to 12% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The Corporation contributed $11,559 in the three months ended March 31, 2001.

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 3 - PROPERTY, PLANT & EQUIPMENT

Property, Plant and Equipment consists of the following:


                                                                  March 31, 2001
--------------------------------------------------------------------------------
Furniture, fixtures and equipment                                 $3,615,017
Computer equipment                                                   832,969
Leasehold improvements                                                88,754
--------------------------------------------------------------------------------
                                                                  $4,536,740
Accumulated depreciation and amortization                          (3,841,476)
------------------------------------------------------------------------------

Net property and equipment                                          $695,264
-----------------------------------------------------------------------------

NOTE 4 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:

March 31, 2001                                                      Amount
--------------------------------------------------------------------------

Line of credit from Prosperity Bank with a face amount of
   $100,000, interest is payable as it accrues at the banks'
   prime rate (7.5% as of 12/31/2000), this line is secured
   by a Certificate of Deposit held by the former
   President of the Company.
$100,000

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Note payable to CIT Group, interest of 10% on principal only, monthly principal and interest payments of $8,989, due in January 2001, collateralized by the equipment of United Marketing Solutions, Inc.,
and as of the date of this report is currently in default.                   $31,393

Note payable to BancFirst, interest at prime plus 1% (8.5% at December
31, 2000), monthly payments of principal and interest of $12,500, collateralized by the Company's property, plant and equipment. The note payable was due in September of 2000 and was in default. Terms renegotiated to twenty-four month, interest at prime plus 1%, monthly
payments of $8,500 principal plus accrued interest.                         $212,730
------------------------------------------------------------------------------------
                                                                            $344,123
Less: Current portion                                                       $344,123
------------------------------------------------------------------------------------
Long-term portion                                                                 $0
------------------------------------------------------------------------------------

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 5 - BIG HUB SETTLEMENT

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

NOTE 6 - NOTES RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default, the Company's management considers the note collectible.

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 7 - COMMON STOCK

On March 22 of 2000, the Company issued 250,000 shares of common stock to TheBigHub.com for future receipt of Tool Technology Kit.

On March 15 of 2000, two major shareholders exercised a combined 494,118 options in exchange for common stock valued at $10,000.

Also, on March 15 of 2000, the Company issued 6,000 shares of common stock through a private placement to various investors at $2.50 per share. Net proceeds from the private placement were $15,000.

NOTE 8 - SEGMENT INFORMATION

The Company has one reportable segment for the three months ended March 31, 2001: United Marketing Solutions. United was acquired on April 1, 1999. United is a wholly-owned subsidiary, with different management teams and different products and services. United operates a direct mail marketing business. The accounting policies of the reportable segment is the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segment for the three months ended March 31, 2001.

THREE MONTHS ENDED

March 31, 2001        United        Parent         Eliminations        Total

Revenue            $1,792,895     $       0         $         0      $8,578,677
Segment
   profit (loss)      (60,817)     (118,695)             60,817         (118,695)

Total assets        2,022,382     1,864,136            (698,928)      3,187,590

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FIRST QUARTER ENDED MARCH 31, 2001 COMPARED TO
QUARTER ENDED MARCH 31, 2000

        The financial statements include the operations of United Marketing Solutions, Inc. ("United") and Independent News, Inc. ("INI") prior to the sale of INI effective as of June 30, 2000. Total revenues decreased approximately 22%, to $1,792,894 in 2001 from $2,310,306 in the quarter ending March 31, 2000.
Next Generation Media Corp.'s (the "Company") subsidiary, United generated total revenues in the period reported. The main reason for the decline from the 2000 comparable period was the sale of INI in June, 30, 2000. Operating expenses decreased approximately 23%, to $1,904,503 in 2001 from $2,528,293 in the quarter ending March 31, 2000. Printing costs, postage and delivery, other production costs, selling expenses, franchise development expense and depreciation and amortization, which aggregate to $1,486,957, decreased approximately 25%, from $2,012,484 in the quarter ending March 31, 2000. This is an improvement as compared to the decrease in total revenues discussed above. General and administrative expenses decreased approximately 19% to $417,546 in 2001 from $515,809 in the quarter ending March 31, 2000. This decrease is primarily due to the sale of the INI subsidiary. Interest expense was approximately the same at $13,659 in 2001 and $13,680 in the quarter ending March 31, 2000.

QUARTER ENDED MARCH 31, 2000 COMPARED TO
QUARTER ENDED MARCH 31, 1999

        Total revenues increased approximately 416%, to $2,310,306 in 2000 from $448,123 in the first quarter of 1999. This increase was due mainly to the acquisition of United by the issuer in April of 1999. Total revenues decreased 3.9% to $2,310,306 for the period ended March 31, 2000 from $2,404,764 on a pro forma basis from the same period in 1999.

        Total operating expenses increased approximately 427%, to $2,528,293 in 2000 from $479,234 in 1999. Printing costs, postage and delivery, other production costs, selling expenses, franchise development expense, and depreciation and amortization, which aggregate to $2,012,484, increased approximately 527%, from $320,588 in 1999, which is comparable to the increase in total revenues discussed above. General and administrative expenses increased approximately 225% to $515,809 in 2000 from $158,646 in 1999. These increases are comparable to the increase in revenue and are a result of the acquisition of United. Total operating expenses decreased 1.5%, to $2,528,293 for the period ending march 31, 2000 from $2,566,232 on a pro forma basis for the same period in 1999.

        Interest expense decreased to $13,680 in the first quarter of 2000 from $55,847 in the comparable 1999 period due to the repayment of outstanding notes payables from 1998.

LIQUIDITY AND CAPITAL RESOURCES

QUARTER ENDED MARCH 31, 2001 COMPARED
TO QUARTER ENDED MARCH 31, 2000

        The Company has relied primarily on funds generated from the issuance of common stock and use of its line of credit to finance its operations and expansion. The Company's working capital decreased by $82,621during 2001 from a positive $84,770 in 2000, primarily due to the net loss during the quarter. As of March 31, 2001, the Company had cash of $54,166, compared to $319,595 at March 31, 2000. Cash used from operating activities was $70,353 in 2001, compared to cash used of $313,592 in 2000. This was primarily due to the net loss of 118,695, offset by the increase in accumulated depreciation of $90,975, a decrease in accounts receivable of $58,810, an increase in accounts payable of $144,268, decrease in accrued expenses of $151,543, the decrease in deferred revenue of $49,724, and an increase in inventories of $44,036. Cash provided in investing activities was $500,592 in the quarter ending March 31, 2001, compared to cash used of $493,455 in 2000. The increase was primarily due to the BigHub settlement described below. Cash used by financing activities was $512,860 in the quarter ended March 31, 2001, compared to $863,125 in the quarter ending March 31, 2000. The decrease was primarily the result of the BigHub settlement.

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

QUARTER ENDED MARCH 31, 2000 COMPARED TO
QUARTER ENDED MARCH 31, 1999

        Cash used by operating activities was $313,592 for the quarter ending March 31, 2000 compared to $82,590 for the quarter ended March 31, 1999. This was primarily due to the net loss of $231,667, and an increase in inventories offset by non-cash charges relating to depreciation and amortization. Cash used in investing activities was $493,455 for the quarter ending March 31, 2000, compared to $320 for the quarter ended March 31, 1999. This increase was primarily due to expense related to the acquisition of property and equipment and intangibles. Cash provided by financing activities was $863,125 for the quarter ended March 31, 2000, compared to cash provided in financing activities of $82,583 for the quarter ended March 31, 1999. This increase was primarily due to the proceeds received from the issuance of common stock, repayments of notes payable and the use of common stock in the purchase of assets.

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

                                     PART II

ITEM 1.         LEGAL PROCEEDINGS

        The Company is party to various legal matters encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or the future results of operations

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the first quarter of fiscal year 2001 to a vote of the security holders.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K


  EXHIBIT
  NUMBER                     DESCRIPTION                                LOCATION
  ------                     -----------                                --------

    3.1              Articles of Incorporation                    filing of the Company's
                     (under the name Incorporated                 annual report on Form 10-
                     by reference in the Micro                    KSB filed on April 15, 1998
                     Tech Industries Inc.

    3.2              Amendment to the Articles of
                     Incorporation                                Incorporated by reference in
                                                                  the filing of the Company's
                                                                  quarterly  report on Form 10-
                                                                  Q filed on May 15, 1997.

    3.3              Amended and Restated                         Incorporated by reference in
                     Bylaws of the Company                        the filing of the Company's
                                                                  annual report on Form 10-
                                                                  KSB filed on November 12,
                                                                  1999.

   11.1              Statement re: computation of per             Included in the
                     share                                        accompanying
                                                                  financial statements.

    15.1             Letter on unaudited interim                  Included herein.
                     financial information

    16.1             Letter on change in certifying               Incorporated by reference in
                     accountant                                   the filing of the Company's
                                                                  current report on Form 8-K
                                                                  filed on January 5, 2001.

     24.1            Power of Attorney                            Included on the signature
                                                                  page hereto.


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