Form 10QSB
period 2001-06-30
NEXT GENERATION MEDIA CORP
filed 2001-08-14
CIK 356292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from   _____________ to ___________

                        Commission file number 2-74785-B
                                               ---------

                           Next Generation Media Corp.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

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

                                 (703) 913-0416
                (Issuer's telephone number, including area code)


              (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of issued and outstanding shares of the issuer's common stock, par value $0.01, as of June 20, 2001 was 6,206,897.

Transitional Small Business Disclosure Form (Check one): Yes [ ] No [x]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        NEXT GENERATION MEDIA CORPORATION

                             CONDENSED CONSOLIDATED

                          INTERIM FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                        WITH REVIEW REPORT OF INDEPENDENT

                          CERTIFIED PUBLIC ACCOUNTANTS






                                          TURNER, JONES AND ASSOCIATES, P.L.L.C.
                                                    CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

Review Report of Independent Certified Public Accountants                    2

Condensed Consolidated Interim Financial Statements

    Consolidated Statement of Earnings                                       3

    Consolidated Statement of Financial Position                             5

    Consolidated Statement of Stockholders' Equity                           7

    Consolidated Statement of Cash Flows                                     8

Notes to Financial Statements                                               10

                                  REVIEW REPORT


To the Board of Directors and Stockholders of Next Generation Media Corporation

       We have reviewed the accompanying condensed consolidated statement of financial position of Next Generation Media Corporation (a Nevada Corporation) as of June 30, 2001 and 2000, and the related statements of earnings, stockholders' equity, and cash flows for the three-month and six-month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated interim financial statements is the representation of the management of Next Generation Media Corporation.

       A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles accepted in the United States.




                                                          Vienna, Virginia
                                                           August 8, 2001

                        Next Generation Media Corporation
            Condensed Consolidated Statement of Earnings (Unaudited)
                              For The Periods Ended


                                                   For the Three Months Ended   For the Six Months Ending

                                                     June 30,      June 30,      June 30,       June 30,
                                                       2001          2000          2001           2000

REVENUES (Note 1):
     Coupon sales, net of discounts                $2,130,761     $2,168,317    $3,897,405    $4,027,461
     Franchise fees                                     4,485            -          20,985           -
     Advertising revenues                               -            551,090         -           945,431
     Classified revenues                                -             67,016         -           119,512
     Commission income                                  6,733            -          16,483         4,325

Total revenues                                     $2,141,979     $2,786,423    $3,934,873    $5,096,729

OPERATING EXPENSES:
    Printing costs                                   $740,226     $1,049,367    $1,593,461    $1,946,249
    Advertising (Note 1)                                8,164            -           9,518           -
    Postage and delivery                              701,692        841,647     1,243,085     1,490,277
    Other production costs                              -             88,838         -           168,380
    Selling expenses                                    -            128,673         -           300,462
    General and administrative exps                   543,068        605,550       960,614     1,121,359
    Depreciation and                                    -
    amortization (Notes 1 and 3)                       90,976        159,172       181,951       326,834
    Franchise sales and development                     -             80,695         -           128,674

Total operating expenses                           $2,084,126     $2,953,942    $3,988,629    $5,482,235

Gain/(Loss) from operations                            57,853      (167,519)      (53,756)      (385,506)

OTHER INCOME AND EXPENSES:
    Interest income                                   $9,000            -          $18,000           -
    Other income(expense)                               (519)           -           (2,946)          -
    Interest expense                                 (15,005)        (4,830)       (28,664)      (18,510)
    Gain on sale of subsidiary                         -           1,047,820         -         1,047,820

Total other income (expense)                         $(6,524)     $1,042,990      $(13,610)   $1,029,310



See accompanying notes and accountant's review report

                        Next Generation Media Corporation
      Condensed Consolidated Statement of Earnings (Unaudited) - Continued
                              For The Periods Ended


                                             For the Three Months Ended    For the Six Months Ended
                                              June 30,       June 30,       June 30,     June 30,
                                              2001           2000           2001         2000

Net income/(loss) - continued                 $51,329        $875,471       $(67,366)    $643,804

Preferred stock dividends                       -             (18,542)        -           (57,917)
Preferred stock deemed dividends                -             (13,542)        -           (54,167)

Loss applicable to common shareholders        $51,329        $843,387       $(67,366)    $531,720

Basic loss per common share (Note 1)            $0.01           $0.15         $(0.01)       $0.10

Weighted avg. common shares outstanding     6,206,897       5,799,169      6,206,897    5,235,761

Diluted loss per common share (Note 1)          $0.01           $0.12          NA           $0.08

Fully diluted common shares outstanding     7,670,397       7,024,336      7,670,397    6,460,928



              See accompanying notes and accountant's review report

                        Next Generation Media Corporation

             Condensed Consolidated Statement of Financial Position

                              For the Periods Ended

                                     ASSETS


                                                           (Unaudited)       (Audited)
                                                             June 30,       December 31,
                                                               2001            2000

CURRENT ASSETS:
        Cash and cash equivalents (Note 1)                   $119,776        $136,787
        Accounts receivable, net of
            uncollectible accounts (Note 1)                   552,589         649,416
        Due from related parties (Note 5)                           -         199,620
        Notes receivable (Note 6)                             315,608         209,833
        Tool kit technology receivable (Note 5)                     -         244,200
        Inventories (Note 1)                                  116,548         140,364
        Deferred compensation                                  73,921          73,921
        Prepaid expenses                                      312,575         319,345

               Total current assets                        $1,491,017      $1,973,486

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 3):
        Computer equipment and software                      $832,969        $832,429
        Furniture and fixtures                              3,615,017       3,613,817
        Leasehold improvements                                 88,754          88,754


               Total property, plant and equipment          4,536,740       4,535,000

        Less accumulated depreciation                      (3,898,530)     (3,784,422)

               Net property, plant and equipment             $638,210        $750,578

        Intangibles, net of accumulated amortization
                   (Note 1)                                $1,025,726      $1,274,368

TOTAL ASSETS                                               $3,154,953      $3,998,432



              See accompanying notes and accountant's review report

                        Next Generation Media Corporation

                  Consolidated Statement of Financial Position

                              For the Periods Ended

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             (Unaudited)      (Audited)
                                                               June 30,      December 31,
                                                                 2001            2000
CURRENT LIABILITIES:
        Notes payable, current portion (Note 4)                 $326,912       $356,983
        Accounts payable                                         830,672        719,689
        Accrued expenses                                         321,257        460,781
        Due to related parties (Note 5)                                -        122,288
        Severance payable                                         97,106        100,000
        Deferred revenue                                          36,656        128,975

               Total current liabilities                      $1,612,603     $1,888,716

LONG TERM LIABILITIES:
        Notes payable (Notes 4 and 5)                            $-            $500,000

               Total long term liabilities                       $-            $500,000

               Total liabilities                              $1,612,603     $2,388,716

STOCKHOLDERS' EQUITY (Note  7):
        Common stock, $.01 par value, 50,000,000 shares
           authorized, 6,206,897 issued and outstanding          $62,069        $62,069
        Additional paid in capital                             7,135,409      7,135,409
        Accumulated deficit                                   (5,655,128)    (5,587,762)

               Total stockholders' equity                     $1,542,350     $1,609,716

TOTAL LIABILITIES AND STOCKHOLDERS'

        EQUITY                                                $3,154,953     $3,998,432



              See accompanying notes and accountant's review report

                        Next Generation Media Corporation

      Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

           For The Periods Ending December 31, 2000 and June 30, 2001


                                                                      Additional
                                       Common Stock                   Paid In     Accumulated
                                       Shares            Amount       Capital     Deficit            Total


Balance: January 1, 2000                  4,416,818      $44,168    $5,181,562     $(5,782,095)    $(556,365)

Issuance of common stock for
   full payment of a related party
   note payable                              31,169          312        77,611               -        77,923

Issuance of common stock to
   redeem all outstanding Series A
   preferred stock plus all accrued
   and unpaid dividends                     756,992        7,570     1,391,755               -     1,399,325

Issuance of common stock
  through private placements                  6,000           60        14,940               -        15,000

Issuance of common stock for
   receipt of Tool Kit Technology           250,000        2,500       422,500               -       425,000

Options converted to stock                  494,118        4,941         5,059               -        10,000

Issuance of common stock to
   redeem outstanding Series B
   preferred stock                          250,000        2,500        37,500               -        40,000

Common stock issued in
   exchange for services                      1,800           18         4,482               -         4,500

Adjustments to Accumulated                       -            -            -           82,165         82,165
   Deficit

Net Income                                       -            -            -          112,168        112,168

Balance: December 31, 2000               $6,206,897      $62,069    $7,135,409    $(5,587,762)    $1,609,716

Net Loss - Year to Date                          -            -            -          (67,366)       (67,366)

Balance: June 30, 2001                   $6,206,897      $62,069    $7,135,409    $(5,655,128)    $1,542,350


             See accompanying notes and accountant's review report

                        Next Generation Media Corporation

           Condensed Consolidated Statement of Cash Flows (Unaudited)

                 For The Six Months Ended June 30, 2001 and 2000

                                                                         June 30,      June 30,
                                                                         2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income/(loss)                                               $(67,366)     $643,804
        Adjustments to reconcile net income to net cash
               provided by operating activities:
        Stock issued for services                                              -         4,500
        Depreciation and amortization                                    362,750       326,834
        (Increase) decrease in assets
               Accounts receivable                                        96,827        (7,940)
               Inventories                                                23,816        60,972
               Prepaids and other current assets                         344,815      (278,286)
        Increase (decrease) in liabilities
               Accounts payable                                          100,983      (278,972)
               Accrued expenses                                         (139,524)     (253,768)
               Wages payable                                              (2,894)     (144,547)
               Deferred rent                                                   -       (57,674)
               Deferred revenue                                          (92,319)      (93,821)

               Net cash flows provided (used) by
                      operating activities                               627,088       (78,898)

CASH FLOWS FROM INVESTING ACTIVITIES:

        Due to related parties                                          (112,288)     (143,446)
        Acquisition of intangible, net                                         -      (164,332)
        Purchase of property and equipment                                (1,740)      (65,543)

               Net cash provided/(used) by investing activities         (114,028)     (373,321)


              See accompanying notes and accountant's review report

                        Next Generation Media Corporation

                 For The Six Months Ended June 30, 2001 and 2000


                                                                June 30,      June 30,
                                                                2001          2000
CASH FLOWS FROM FINANCING ACTIVITIES

        Net proceeds form issuance of common stock                -            15,000
        Payments of capital lease obligations                     -           (19,427)
        Exercise of options                                       -            40,000
        Cancellation of Preferred Series B                        -          (325,000)
        Stock issued in purchase of assets                        -           425,000
        Removal of note payable due to Big Hub
               settlement (Note 5)                              (500,000)     -
        Repayment of note payable                                (30,071)     235,070

        Net cash provided/(used) by financing activities        (530,071)     370,643

NET INCREASE (DECREASE) IN CASH                                  (17,011)     (81,576)

CASH, BEGINNING OF PERIOD                                        136,787      263,517

CASH, END OF PERIOD                                             $119,776     $181,941


Supplemental Disclosures:

        Redemption of Preferred Series A                          -          $944,792
        Stock issued in payment of indebtedness                   -            77,923
        Stock issued in payment of
               preferred dividend                                 -           294,295



              See accompanying notes and accountant's review report

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001


UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Next Generation Media Corporation and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB40.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing,

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At June 30, 2001, the Company had approximately 56 active area franchise operations located throughout the United States.

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

Depreciation expense for the six months ended June 30, 2001 amounted to $114,108.

INTANGIBLES:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

ADVERTISING EXPENSE:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the six months ended June 30, 2001 was $9,518.

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

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of June 30, 2001.

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

       NEXT GENERATION MEDIA CORPORATION NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

INCOME TAXES:

The Company uses Statement of Financial Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) in reporting deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for expected future income tax consequences of events that have been recognized in the company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences in financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which temporary differences are expected to reverse.

RISKS AND UNCERTAINTIES:

The Company operates in an environment where intense competition exists from other companies. This competition, along with increases in the price of paper, can impact the pricing and profitability of the Company.

ACCOUNTS RECEIVABLE:

The Company grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

percentage of accounts receivable plus those balances the Company feels will be uncollectible. Uncollectible accounts as of June 30, 2001 was $18,438.

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

As of June 30, 2001, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Instrument or Obligation                                         Common Stock

Stock options outstanding as of
June 30, 2001 with a weighted
average exercise price per share
of $1.74                                                          1,463,500

INVENTORIES:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of June 30, 2001.

NOTE 2 - RETIREMENT PLAN

The Company maintains a 401(k) defined contribution plan covering substantially all employees. The Company contributes up to 3% of each eligible employee's gross wages. Employees can elect up to 12% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The Company contributed $12,118 in the six months ended June 30, 2001.

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 3 - PROPERTY, PLANT & EQUIPMENT

Property, Plant and Equipment consists of the following:


                                                                   JUNE 30, 2001
---------------------------------------------------------------------------------

Furniture, fixtures and equipment                                     $3,615,017
Computer equipment                                                       832,969
Leasehold improvements                                                    88,754
---------------------------------------------------------------------------------
                                                                      $4,536,740
Accumulated depreciation and amortization                             (3,898,530)
---------------------------------------------------------------------------------

Net property and equipment                                              $638,210
---------------------------------------------------------------------------------

NOTE 4 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:

JUNE 30, 2001                                                             AMOUNT
--------------------------------------------------------------------------------

Line of credit from Prosperity Bank with a face amount of
   $100,000, interest is payable as it accrues at the banks'
   prime rate (7.5% as of 12/31/2000), this line is secured by a
   Certificate of Deposit held by the former President of the
   Company.                                                             $100,000

Note payable to CIT Group, interest of 10% on principal only, monthly principal and interest payments of $8,989, due in January
   2001, collateralized by the equipment of United Marketing
   Solutions, Inc., and as of the date of this report is
   currently in default.                                                 $32,185

                NEXT GENERATION MEDIA CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 2001

NOTE 4 - NOTES PAYABLE AND LINE OF CREDIT-CONTINUED

Note payable to BancFirst, interest at prime plus 1% (8.5% at December 31,
   2000), monthly payments of principal and interest of $12,500, collateralized by the Company's property, plant and equipment.
   The note payable was due in September of 2000 and was in
   default. Terms renegotiated to twenty-four month, interest at prime plus 1%, monthly payments of $8,500 principal plus
   accrued interest.                                                                 $194,727
---------------------------------------------------------------------------------------------
                                                                                     $326,912
Less: Current portion                                                                $326,912
---------------------------------------------------------------------------------------------
Long-term portion                                                                          $0
---------------------------------------------------------------------------------------------

NOTE 5 - BIG HUB SETTLEMENT

On February 6, 2001, a settlement was reached between TheBigHub.com ("Big Hub"), the Company, and major shareholders of the Company. As a result of this settlement, the Stock Purchase Agreement described in Note 7 of these financial statements, was rescinded nunc pro tunc. As part of the settlement, Big Hub returned all but 242,732 shares of the Company's common stock to the major shareholders involved, and all stock options. The major shareholders retain their shares and options in Big Hub. Big Hub forever releases and discharges the Company from all obligations relating to the $622,288 dollars advanced to the Company. The Company forever releases and discharges Big Hub from all obligations relating to $199,620 owed to the Company from Big Hub. Additionally the Company releases Big Hub from all obligations in regards to the promised delivery of the "Tool Kit Technology" (never delivered). Big Hub retains the 250,000 shares of the Company's common stock transferred to Big Hub as original consideration of promised delivery of "Tool Kit Technology". The Company agrees to provide audited financial statements to Big Hub on a consolidated basis. The major shareholders of the Company, Big Hub, and the Company agree to release, acquit and further discharge all parties involved as a result of this agreement.

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

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

NOTE 8 - SEGMENT INFORMATION

The Company has one reportable segment for the six months ended June 30, 2001:
United Marketing Solutions. United was acquired on April 1, 1999. United is a wholly-owned subsidiary, with different management teams and different products and services. United operates a direct mail marketing business. The accounting policies of the reportable segment is the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segments for the six months ended June 30, 2001 is as follows:

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 8 - SEGMENT INFORMATION-CONTINUED

SIX MONTHS ENDED

June 30, 2001                United         Parent        Eliminations      Total

Revenue                    $3,934,873    $        0          $    0       $3,934,873


Segment
   profit (loss)               72,782      (140,148)              0          (67,366)

Total assets                2,105,904     1,752,767        (703,718)       3,154,953


SIX MONTHS ENDED

June 30, 2000               United           INI             Parent         Total

Revenue                    $2,168,317    $  618,106          $    0       $2,786,423

Segment
   profit (loss)              (31,422)       81,420         825,473          875,471

Total assets                1,960,266             0       1,708,593        3,668,859


NOTE 9 - PUBLIC STOCK LISTING

Next Generation Media Corporation common stock began trading on the OTC Bulletin Board on June 11, 2001, under the symbol NGMC. This is the company's first public listing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Total revenue decreased 23.1%, to $2,141,979 in the quarter ended June 30, 2001 from $2,786,423 in the second quarter of 2000. This decrease was due primarily to the sales of "INI", which was sold June 30, 2000. On a pro forma basis the revenues decreased 1.2%. Total revenues decreased 22.8%, to $3,934,873 in the six month period ended June 30, 2001 from $5,096,729 in the same period of 2000. This decrease was due mainly to the sales of "INI". Total revenues year to date decreased 2.4% to $3,934,873 for the period ended June 30, 2001 from $4,031,786 on a pro forma basis for the same period in 2000.

       Total operating expenses decreased 29.4% to $2,084,126 in the quarter ended June 30, 2001 from $2,953,942 in the second quarter of 2000. Printing costs, postage, and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregate to $1,541,058 decreased 34.4%, from $2,348,392 in the comparable 2000 period. General and administrative expenses decreased 10.3% to $543,068 from $605,550 in the second quarter of 2000. These decrease are due to the sale of "INI" and improvements in operations. Total operating expenses decreased 27.2% to $3,988,629 in the six-month period ended June 30, 2001 from $5,482,235 in the same period of 2000. Printing costs, postage, and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregate to $3,028,015, decreased 30.6%, from $4,360,876 in the period ended June 30, 2000. General and administrative expenses decreased 14.3%, to $960,614 from $1,121,359 in the period ended June 30, 2000.

       Total gain from operations for the quarter ending June 30, 2001 were $57,853 as compared to a loss of $167,519 for the quarter ending June 30, 2000. The six months ended June 30, 2001 had a loss of $53,756 as compared to a loss of $385,506 for the same period an improvement of 86%.

       Cash provided by operating activities was $627,088 for the period ended June 30, 2001 compared to cash used of $78,898 for the period ended June 30, 2000. This was primarily due to an increase in accounts payable, a reduction of prepaids and other current assets, accounts receivable and inventory reduction, offset by a reduction in wages payable, deferred revenue, and accrued expenses.

       Cash used in investing activities was $114,028 for the period ended June 30, 2001, compared to $373,321 for the period ended June 30, 2000. This decrease was primarily due to a decrease in amounts due to related parties.

       Cash used by financing activities was $530,071 for the period ended June 30, 2001, compared to cash provided in financing activities of $370,643 for the period ended June 30, 2000. This increase was primarily due the removal of note payable to the Big Hub and the repayment of notes payable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

       The Company is party to various legal matters encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or the future results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

     Exhibit Number                    Description                       Location

          3.1                 Articles of Incorporation       Incorporated by reference in
                              (under the name Micro Tech      the filing of the Company's
                              Industries Inc.)                annual report on Form 10-KSB
                                                              filed on  April 15, 1998.

          3.2                 Amendment to the Articles of    Incorporated by reference in
                              Incorporation                   the filing of the Company's
                                                              quarterly report on Form 10-Q
                                                              filed on May 15, 1997.

          3.3                 Amended and Restated Bylaws     Incorporated by reference in
                              of the Company                  the filing of the Company's
                                                              annual report on Form 10-KSB
                                                              filed on November 12, 1999.

          15.1                Letter on unaudited interim     Included in Part I, Item 1.
                              financial information.

          24.1                Power of Attorney               Included on the signature
                                                              page hereto.

       (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NEXT GENERATION MEDIA CORP.

Date:  August 13, 2001          By:    /s/ David Morey
                                     ----------------------------------------
                                           David Morey, Director, President
                                           and Chief Financial Officer

Date:  August 13, 2001          By:                *
                                     ----------------------------------------
                                           Darryl Reed, Director


Date:  August 13, 2001          By:                *
                                     ----------------------------------------
                                           Leon Zajdel, Director

Date:   August 13, 2001         By:                *
                                     ----------------------------------------
                                           Steve Kronzek, Director


Date:  August 13, 2001          By:  */s/ David Morey
                                   ------------------------------------------
                                   David Morey, Attorney-in-fact



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

        Signature
        Title                                      Date
        -------                                    ----

       /s/ Leon Zajdel                             8/13/01
------------------------------------
Name:   Leon Zajdel
Title: Director

       /s/ Steve Kronzek                           8/13/01
---------------------------------
Name:   Steve Kronzek
Title: Director

       /s/ Darryl Reed                             8/13/01
-----------------------------------
Name:   Darryl Reed
Title: Director