Form 10QSB
period 2001-09-30
NEXT GENERATION MEDIA CORP
filed 2001-11-14
CIK 356292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  ---- SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934


                FOR THE TRANSITION PERIOD FROM ______ TO ______.

                        COMMISSION FILE NUMBER: 2-74785-B

                           NEXT GENERATION MEDIA CORP.
             (Exact name of registrant as specified in its charter)

             NEVADA                                             88-0169543
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


 8380 ALBAN ROAD, SPRINGFIELD, VIRGINIA                          22150
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       Registrant's telephone number, including area code: (703) 913-0416

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of issued and outstanding shares of the issuer's common stock, par value $0.01, as of October 31, 2001 was 6,604,397.

Transactional Small Business Disclosure Form (check one): Yes [  ]  No [ X ]

                           NEXT GENERATION MEDIA CORP.

                                TABLE OF CONTENTS

                                                                                    PAGE NO.

PART I -- FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS (UNAUDITED).........................................      2

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS......................................................     22



PART II -- OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS........................................................     23

ITEM 2   CHANGES IN SECURITIES....................................................     23

ITEM 3   DEFAULTS UPON SENIOR SECURITIES..........................................     23

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................     23

ITEM 5   OTHER INFORMATION........................................................     23

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.........................................     23

                                PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              Next Generation Media Corporation

                                    Condensed Consolidated

                                 Interim Financial Statements

                         For The Nine Months Ended September 30, 2001

                              With Review Report of Independent

                                 Certified Public Accountants












                                          TURNER, JONES AND ASSOCIATES, P.L.L.C.
                                                    CERTIFIED PUBLIC ACCOUNTANTS

                                Table of Contents

                                                                                Page
                                                                                ----
Review Report of Independent Certified Public Accountants                        2

Condensed Consolidated Interim Financial Statements

    Consolidated Statements of Earnings                                           3

    Consolidated Statements of Financial Position                                 5

    Consolidated Statements of Stockholders' Equity                               7

    Consolidated Statements of Cash Flows                                         8

Notes to Financial Statements                                                    10

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Next Generation Media Corporation

        We have reviewed the accompanying condensed consolidated statements of financial position of Next Generation Media Corporation (a Nevada Corporation) as of September 30, 2001 and 2000, and the related statements of earnings, stockholders' equity, and cash flows for the three-month and nine-month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated interim financial statements is the representation of the management of Next Generation Media Corporation.

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



                                                                Vienna, Virginia
                                                               November 12, 2001

                        NEXT GENERATION MEDIA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                              FOR THE PERIODS ENDED



                                                  For the Three Months Ended                  For the Nine Months Ended
                                             -----------------------------------         -----------------------------------

                                             September 30,         September 30,         September 30,         September 30,
                                                  2001                  2000                  2001                  2000

REVENUES (Note 1):
   Coupon sales, net of discounts               $ 1,677,938           $ 1,636,310           $ 5,575,342           $ 5,663,771
   Franchise fees                                        --                    --                20,985                    --
   Advertising revenues                                  --                    --                    --               945,431
   Classified revenues                                   --                    --                    --               119,512
   Commission income                                 12,946                    --                29,429                 4,325
                                                -----------           -----------           -----------           -----------

         Total revenues                         $ 1,690,884           $ 1,636,310           $ 5,625,756           $ 6,733,039

OPERATING EXPENSES:
   Printing costs                               $   790,890           $   700,549           $ 2,334,440           $ 2,646,798
   Advertising (Note 1)                                 266                    --                 9,784                    --
   Postage and delivery                             386,390               489,716             1,629,475             1,979,993
   Other production costs                            94,098                    --               144,008               168,380
   Selling expenses                                      --                    --                    --               300,462
   General and administrative expenses              494,454               435,760             1,455,068             1,557,119
   Depreciation and
     amortization (Notes 1 and 3)                    91,133               130,546               273,083               457,380
   Franchise sales and development                       --                45,459                    --               174,133
                                                -----------           -----------           -----------           -----------

         Total operating expenses               $ 1,857,231           $ 1,802,030           $ 5,845,858           $ 7,284,265
                                                -----------           -----------           -----------           -----------

   Gain/(Loss) from operations                     (166,347)             (165,720)             (220,102)             (551,226)

OTHER INCOME AND EXPENSES:
   Interest income                              $    (3,404)          $        --           $    14,596           $        --
   Other income(expense)                                615                    --                (2,332)                   --
   Interest expense                                   1,323               (12,810)              (27,341)              (31,320)
   Gain on sale of subsidiary                            --                    --                    --             1,047,820
                                                -----------           -----------           -----------           -----------

         Total other income (expense)           $    (1,466)          $   (12,810)          $   (15,077)          $ 1,016,500
                                                -----------           -----------           -----------           -----------












              See accompanying notes and accountant's review report

                        NEXT GENERATION MEDIA CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED) - CONTINUED
                              FOR THE PERIODS ENDED

                                                         For the Three Months Ended                  For the Nine Months Ended
                                                    ------------------------------------        ------------------------------------

                                                    September 30,          September 30,         September 30,         September 30,
                                                         2001                   2000                  2001                  2000
Net income/(loss) - continued                        $  (167,813)          $  (178,530)          $  (235,179)          $   465,274

Preferred stock dividends                                     --                  (549)                   --               (58,466)
Preferred stock deemed dividends                              --                    --                    --               (54,167)
                                                     -----------           -----------           -----------           -----------

Gain/(Loss) applicable to common
  shareholders                                       $  (167,813)          $  (179,079)          $  (235,179)          $   352,641
                                                     -----------           -----------           -----------           -----------

Basic gain/(loss) per common share (Note 1)          $     (0.03)          $     (0.03)          $     (0.04)          $      0.06
                                                     -----------           -----------           -----------           -----------

Weighted average common shares outstanding             6,262,071             6,206,897             6,227,479             5,562,504
                                                     -----------           -----------           -----------           -----------

Diluted gain per common share (Note 1)                    NA                    NA                    NA               $      0.05
                                                     -----------           -----------           -----------           -----------

Fully diluted common shares outstanding                7,767,021             7,440,614             7,630,998             6,796,221
                                                     -----------           -----------           -----------           -----------







            See accompanying notes and accountant's review report

                        NEXT GENERATION MEDIA CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                      AS OF

                                     ASSETS

                                                                (Unaudited)            (Audited)
                                                               September 30,          December 31,
                                                                    2001                  2000
CURRENT ASSETS:
         Cash and cash equivalents (Note 1)                     $    78,288           $   136,787
         Accounts receivable, net of
             uncollectible accounts (Note 1)                        980,018               649,416
         Due from related parties (Note 5)                               --               199,620
         Notes receivable (Note 6)                                  224,430               209,833
         Tool kit technology receivable (Note 5)                         --               244,200
         Inventories (Note 1)                                        58,922               140,364
         Deferred compensation                                       73,921                73,921
         Prepaid expenses                                            38,823               319,345
                                                                -----------           -----------

                   Total current assets                         $ 1,454,402           $ 1,973,486
                                                                -----------           -----------

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 3):
         Computer equipment and software                        $   832,969           $   832,429
         Furniture and fixtures                                   3,615,017             3,613,817
         Leasehold improvements                                      88,754                88,754
                                                                -----------           -----------

                   Total property, plant and equipment            4,536,740             4,535,000

         Less accumulated depreciation                           (3,955,741)           (3,784,422)
                                                                -----------           -----------

                   Net property, plant and equipment            $   580,999           $   750,578
                                                                -----------           -----------

         Intangibles, net of accumulated amortization
                   (Note 1)                                     $   991,804           $ 1,274,368
                                                                -----------           -----------

TOTAL ASSETS                                                    $ 3,027,205           $ 3,998,432
                                                                ===========           ===========




              See accompanying notes and accountant's review report

                        NEXT GENERATION MEDIA CORPORATION
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION - CONTINUED
                                      AS OF

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            (Unaudited)            (Audited)
                                                           September 30,          December 31,
                                                                2001                  2000
CURRENT LIABILITIES:
   Notes payable, current portion (Note 4)                   $   294,726           $   356,983
   Accounts payable                                            1,114,675               719,689
   Accrued expenses                                              122,597               460,781
   Due to related parties (Note 5)                                    --               122,288
   Severance payable                                              80,345               100,000
   Deferred revenue                                                2,375               128,975
                                                             -----------           -----------

            Total current liabilities                        $ 1,614,718           $ 1,888,716
                                                             -----------           -----------

LONG TERM LIABILITIES:
   Notes payable (Notes 4 and 5)                             $        --           $   500,000
                                                             -----------           -----------

            Total long term liabilities                      $        --           $   500,000
                                                             -----------           -----------

            Total liabilities                                $ 1,614,718           $ 2,388,716
                                                             -----------           -----------

STOCKHOLDERS' EQUITY (Note 7):
    Common stock, $.01 par value, 50,000,000 shares
       authorized, 6,506,897 issued and outstanding          $    65,069           $    62,069
    Additional paid in capital                                 7,170,359             7,135,409
    Accumulated deficit                                       (5,822,941)           (5,587,762)
                                                             -----------           -----------

            Total stockholders' equity                       $ 1,412,487           $ 1,609,716
                                                             -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                   $ 3,027,205           $ 3,998,432
                                                             ===========           ===========





              See accompanying notes and accountant's review report

                        NEXT GENERATION MEDIA CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
         FOR THE PERIODS ENDING DECEMBER 31, 2000 AND SEPTEMBER 30, 2001

----------------------------------------------------------------------------------
                                                           Common Stock
                                                ---------------------------------
                                                 Shares               Amount
----------------------------------------------------------------------------------
Balance: January 1, 2000                       4,416,818          $    44,168
Issuance of common stock for
   full payment of a related party
   note payable                                   31,169                  312

Issuance of common stock to
   redeem all outstanding Series A
   preferred stock plus all accrued
   and unpaid dividends                          756,992                7,570

Issuance of common stock
   through private placements                      6,000                   60

Issuance of common stock for
   receipt of Tool Kit Technology                250,000                2,500


Options converted to stock                       494,118                4,941

Issuance of common stock to
   redeem outstanding Series B
   preferred stock                               250,000                2,500

Common stock issued in
   exchange for services                           1,800                   18


Adjustments to Accumulated                            --                   --
   Deficit

Net Income                                            --                   --
----------------------------------------------------------------------------------

Balance: December 31, 2000                     6,206,897          $    62,069

Common stock issued in
   exchange for services                         300,000                3,000

Sale of stock options                                 --                   --


Net Loss - Year to Date                               --                   --
----------------------------------------------------------------------------------

Balance: September 30, 2001                    6,506,897               65,069

---------------------------------------------------------------------------------------------------
                                          Additional
                                           Paid In           Accumulated
                                           Capital           Deficit                   Total
---------------------------------------------------------------------------------------------------
Balance: January 1, 2000                $ 5,181,562          $(5,782,095)          $  (556,365)
Issuance of common stock for
   full payment of a related party
   note payable                              77,611                   --                77,923

Issuance of common stock to
   redeem all outstanding Series A
   preferred stock plus all accrued
   and unpaid dividends                   1,391,755                   --             1,399,325

Issuance of common stock
   through private placements                14,940                   --                15,000

Issuance of common stock for
   receipt of Tool Kit Technology           422,500                   --               425,000


Options converted to stock                    5,059                   --                10,000

Issuance of common stock to
   redeem outstanding Series B
   preferred stock                           37,500                   --                40,000

Common stock issued in
   exchange for services                      4,482                   --                 4,500


Adjustments to Accumulated                       --               82,165                82,165
   Deficit

Net Income                                       --              112,168               112,168
---------------------------------------------------------------------------------------------------

Balance: December 31, 2000              $ 7,135,409          $(5,587,762)          $ 1,609,716

Common stock issued in
   exchange for services                     33,000                   --                36,000

Sale of stock options                         1,950                   --                 1,950


Net Loss - Year to Date                          --             (235,179)             (235,179)
---------------------------------------------------------------------------------------------------

Balance: September 30, 2001               7,170,359           (5,822,941)            1,412,487







              See accompanying notes and accountant's review report

                        NEXT GENERATION MEDIA CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                          September 30,        September 30,
                                                               2001                2000
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                        $(235,179)          $ 352,641
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Stock issued for services                                   36,000               4,500
   Depreciation and amortization                              453,883             457,380
   (Increase) decrease in assets
      Accounts receivable                                      98,621            (226,365)
      Inventories                                              81,442             (25,239)
      Prepaids and other current assets                       280,522             (66,553)
      Change in intangibles                                        --            (231,417)
   Increase (decrease) in liabilities
      Accounts payable                                        322,729             (76,288)
      Accrued expenses                                       (338,184)           (288,054)
      Wages payable                                           (19,655)           (144,547)
      Deferred rent                                                --             (57,674)
      Deferred revenue                                       (126,600)            (95,941)
                                                            ---------           ---------

      Net cash flows provided (used) by
             operating activities                             553,579            (397,557)
                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Due to related parties                                    (112,288)           (107,178)
   Purchase of property and equipment                          (1,740)             40,538
                                                            ---------           ---------

      Net cash used by investing activities                  (114,028)            (66,640)
                                                            ---------           ---------






              See accompanying notes and accountant's review report

                       NEXT GENERATION MEDIA CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                September 30,        September 30,
                                                                                     2001                 2000
            CASH FLOWS FROM FINANCING ACTIVITIES
                 Net proceeds from issuance of common stock                                  -               15,000
                 Net proceeds from issuance of stock options                             1,950                    -
                 Payments of capital lease obligations                                       -              (19,427)
                 Exercise of options                                                         -               40,000
                 Cancellation of Preferred Series B                                          -             (325,000)
                 Stock issued in purchase of assets                                          -              425,000
                 Removal of note payable due to Big Hub
                      settlement (Note 5)                                             (500,000)                   -
                 Repayment of note payable                                                   -              193,180
                                                                                ---------------      ---------------

                      Net cash provided/(used) by financing activities                (498,050)             328,753
                                                                                ---------------      ---------------

            NET DECREASE IN CASH                                                       (58,499)            (135,444)

            CASH, BEGINNING OF PERIOD                                                  136,787              263,517
                                                                                ---------------      ---------------

            CASH, END OF PERIOD                                                       $ 78,288            $ 128,073
                                                                                ===============      ===============


            Supplemental Disclosures:

                 Redemption of Preferred Series A                                            -             $944,792
                 Stock issued in payment of indebtedness                                     -               77,923
                 Stock issued in payment of
                      preferred dividend                                                     -              294,295
                 Interest paid                                                          27,341               31,320












             See accompanying notes and accountant's review report

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001


UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated financial statements include the consolidated accounts of Next Generation Media Corporation and its subsidiaries (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing,

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At September 30, 2001, the Company had approximately 56 active area franchise operations located throughout the United States.

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

Depreciation expense for the nine months ended September 30, 2001 amounted to $171,319.

INTANGIBLES:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

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

Amortization expense for the nine months ended September 30, 2001 amounted to $101,764.

ADVERTISING EXPENSE:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the nine months ended September 30, 2001 was $9,784.

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

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of September 30, 2001.

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

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

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

ACCOUNTS RECEIVABLE:

The Company grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Uncollectible accounts as of September 30, 2001 was $25,839.

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

As of September 30, 2001, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

INSTRUMENT OR OBLIGATION                                         COMMON STOCK

Stock options outstanding as of September 30, 2001                  1,672,667

INVENTORIES:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

PRINCIPLES OF CONSOLIDATION:


The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of September 30, 2001.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Company contributes up to 3% of each eligible employee's gross wages. Employees can elect up to 12% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The Company contributed $18,317 in the nine months ended September 30, 2001.

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 3 - PROPERTY, PLANT & EQUIPMENT

Property, Plant and Equipment consists of the following:


                                                             SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
Furniture, fixtures and equipment                                    $3,615,017

Computer equipment                                                      832,969

Leasehold improvements                                                   88,754
--------------------------------------------------------------------------------
                                                                     $4,536,740

Accumulated depreciation and amortization                            (3,955,741)
--------------------------------------------------------------------------------

Net property and equipment                                             $580,999
--------------------------------------------------------------------------------

NOTE 4 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:

SEPTEMBER 30, 2001                                                                       AMOUNT
-----------------------------------------------------------------------------------------------
Line of credit from Prosperity Bank with a face amount of
   $90,000, interest is payable as it accrues at the banks' prime rate
   (7.5% as of 12/31/2000), this line is secured by a Certificate
   of Deposit held by the former President of the Company.                              $90,000

Note payable to CIT Group, interest of 10% on principal only, monthly principal payments of $8,200 plus interest, due in January 2001, collateralized by the equipment of United Marketing Solutions, Inc., and as of the date
   of this report is currently in default.                                              $32,996

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 4 - NOTES PAYABLE AND LINE OF CREDIT-CONTINUED

Note payable to BancFirst, interest at prime plus 1% (8.5% at December 31,
   2000), monthly payments of principal and interest of $12,500, collateralized by the Company's property, plant and equipment. The note payable was due in
   September of 2000 and was in default. Terms renegotiated to twenty-four month, interest at prime plus 1%, monthly payments of $8,500 principal plus
   accrued interest.                                                               $171,730
-------------------------------------------------------------------------------------------

Total notes payable and line of credit                                             $294,726

Less: Current portion                                                              $294,726
-------------------------------------------------------------------------------------------

Long-term portion                                                                        $0
-------------------------------------------------------------------------------------------

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

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 6 - NOTES RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default. The Company's management considers the note collectible.

NOTE 7 - COMMON STOCK

On September 14, 2001, the Company issued 150,000 shares of common stock valued at $18,000 to Dailyfinancial.com for future professional services to be rendered in public relations.

On September 14, 2001, the company issued 150,000 shares of common stock valued at $18,000 to Paul Cummings for future professional services to be rendered in the development of the Company's web site.

On March 22 of 2000, the Company issued 250,000 shares of common stock to TheBigHub.com for future receipt of Tool Technology Kit valued at $425,000.

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

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 8 - SEGMENT INFORMATION-CONTINUED

subsidiary, with different management teams and different products and services. United operates a direct mail marketing business. The accounting policies of the reportable segment is the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segments for the nine months ended September 30, 2001 is as follows:

NINE MONTHS ENDED

SEPTEMBER 30, 2001           UNITED        PARENT             ELIMINATIONS              TOTAL
------------------------------------------------------------------------------------------------
Revenue                    $5,810,282    $        0             $       0            $5,810,282

Segment
   profit (loss)               49,076      (284,255)                    0              (235,179)

Total assets                2,107,807     1,597,563              (678,165)            3,027,205


NINE MONTHS ENDED

SEPTEMBER 30, 2000           UNITED           INI                PARENT                 TOTAL
------------------------------------------------------------------------------------------------
Revenue                    $5,668,096    $ 1,064,943            $       0            $6,733,039

Segment
   profit (loss)               13,953         81,420              257,268               352,641

Total assets                1,818,215              0            1,759,133             3,577,348


NOTE 9 - PUBLIC STOCK LISTING

Next Generation Media Corporation common stock began trading on the OTC Bulletin Board on June 11, 2001, under the symbol NGMC. This is the company's first public listing.

                        NEXT GENERATION MEDIA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 10 - CUMMINGS CONSULTING AGREEMENT

On September 13, 2001 the Company entered into a consulting agreement with Paul Cummings following the filing and effectiveness of the registration statement on Form S-8. Per the consulting agreement, Mr. Cummings agrees to provide consulting and web site development services specified in the agreement. Mr. Cummings will also provide six months of consultation after the Company's acceptance of the web site.

NOTE 11 - DAILYFINANCIAL.COM CONSULTING AGREEMENT

The Company and Dailyfinancial.com entered into a consulting agreement on August 14, 2001. Upon execution of the agreement on September 14, 2001, the Company issued 150,000 shares of unregistered Common Stock and options to acquire 100,000 shares of Common Stock at $1.37 per share and to acquire 100,000 shares of Common Stock at $1.87 per share. If the agreement is extended, an additional 150,000 shares of unregistered Common Stock will be issued.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Total revenue increased 3.2%, to $1,690,884 in the quarter ended September 30, 2001 from $1,636,310 in the third quarter of 2000. Total revenues decreased 16.5%, to $5,625,756 in the nine month period ended September 30, 2001 from $6,733,039 in the same period of 2000. This decrease was due mainly to the sale of "INI" and the elimination of the subsidiary's sales activity. Total revenues year to date decreased 0.7% to $5,625,756 for the period ended September 30, 2001 from $5,668,096 on a pro forma basis for the same period in 2000.

          Total operating expenses increased 3.1% to $1,857,231 in the quarter ended September 30, 2001 from $1,802,030 in the third quarter of 2000. Printing costs, postage and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregate to $1,362,777 increased 0.3%, from $1,366,270 in the comparable 2000 period. General and administrative expenses increased 13.5% to $494,454 from $435,760 in the third quarter of 2000. Total operating expenses decreased 19.7% to $5,845,858 in the nine month period ended September 30, 2001 from $7,284,265 in the same period of 2000. Printing costs, postage, and delivery, other production costs, selling expenses, and depreciation and amortization, which aggregate to $4,390,790, decreased 23.3%, from $5,727,146 in the period ended September 30, 2001. General and administrative expenses decreased 6.6%, to $1,455,068 from $1,557,119 in the period ended September 30, 2000 due to continued cost cutting measures enacted by the company's management.

          Total loss from operations for the quarter ending September 30, 2001 were $166,347 as compared to a loss of $165,720 for the quarter ending September 30, 2000. The nine months ended September 30, 2001 had a loss of $220,102 as compared to a loss of $551,226 for the same period, an improvement of 60%. This is as a result of decreases in postage costs, depreciation and amortization, and franchise sales and development costs.

          Cash provided by operating activities was $553,579 for the period ended September 30, 2001, compared to cash used of $397,557 for the period ended September 30, 2000. This was primarily due to an increase in accounts payable, a reduction of prepaid expenses and other current assets, accounts receivable and inventory reduction, offset by a reduction in wages payable, deferred revenue, and accrued expenses.

          Cash used in investing activities was $114,028 for the period ended September 30, 2001, compared to $66,640 for the period ended September 30, 2000. This decrease was primarily due to a no sales of property and equipment during the current period.

          Cash used by financing activities was $498,050 for the period ended September 30, 2001, compared to cash provided in financing activities of $328,753 for the period ended September 30, 2000. This increase was primarily due the removal of note payable to the Big Hub and the repayment of notes payable.

          In September, 2001 the Company renewed its $90,000 operating line of credit with Prosperity Bank & Trust at which time the balance drawn on the line of credit was $90,000.

          The fourth quarter of the Company's fiscal year (December year end) historically represents a lower level of revenues as a result of typically slower sales pace during the third quarter. To offset the slowdown in coupon sales at year end, the Company intends to reduce expenses by reducing shift work to meet demand and by sub-leasing unused office space.


          Although the Company's cash and cash equivalents have decreased from $136,787 at December 31, 2000 to $78,288 at September 30, 2001, its liquidity has improved from the prior period, with the current ratio increasing from .69 to .90. This is due in large part to the Company's concerted efforts to reduce or reorganize current debt in the current period. During the fourth quarter the Company will increase its efforts to collect its accounts receivable, which increased from $649,416 at December 31, 2001, to $980,018 at September 30, 2001 as well as its notes receivable to fund ongoing operations. In addition, the company is in negotiations with a firm in connection with a $500,000 equity infusion. However, no definitive agreement has been entered into as of the date hereof.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is party to various legal matters encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or the future results of operations.

ITEM 2 - CHANGES IN SECURITIES

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 14, 2001        NEXT GENERATION MEDIA CORP

                                  By:  /s/ Darryl Reed
                                     ---------------------------------
                                       Darryl Reed
                                       President and Chief and Executive Officer