Form 10KSB
period 2001-12-31
NEXT GENERATION MEDIA CORP
filed 2002-04-15
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                        COMMISSION FILE NUMBER: 000-28083

                           NEXT GENERATION MEDIA CORP.
             (Exact name of Company as specified in its charter)

            Nevada                                      88-0169543
(State or jurisdiction of incorporation             (I.R.S. Employer or
               organization)                         Identification No.)

         7644 Dynatech Court, Springfield, Virginia             22153
           (Address of principal executive offices)          (Zip Code)

                  Company's telephone number: (703) 644-0200

       Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: Common
                          Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Company had $7,132,118 in revenue for the fiscal year ended on December 31, 2001. The aggregate market value of the voting stock held by non-affiliates of the Company as of April 5, 2002: Common Stock, par value $0.001 per share -- $716,818. As of April 5, 2002, the Company had 8,223,397 shares of common stock issued and outstanding, of which 7,964,650 were held by non-affiliates.

                               TABLE OF CONTENTS

                                                                    PAGE

PART I

ITEM 1.     Description of Business....................

ITEM 2.     Description of Property...................

ITEM 3.     Legal Proceedings.....................

ITEM 4.     Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.     Market for Common Equity and Other Shareholder Matters

ITEM 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations................

ITEM 7.     Financial Statements....................

ITEM 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..............

PART III

ITEM 9.     Directors, Executive Officers, Promoters
            and Control Persons; Compliance with Section
            16(a) of the Exchange Act...................

ITEM 10.    Executive Compensation..................

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management

ITEM 12.    Certain Relationships and Related Transactions.........

ITEM 13.    Exhibits and Reports on Form 8-K...............

SIGNATURES.................................

                                       PART I.

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS.

Introduction

Next Generation Media Corporation (the "Company") was incorporated on November 21, 1980, under the laws of the State of Nevada under the name Micro Tech Industries, Inc. On February 6, 1997, an unrelated third party purchased 85.72% of the outstanding stock of Micro Tech Industries, Inc. from its majority shareholder for $50,000 in cash. Effective March 31, 1997, Micro Tech Industries, Inc. changed its name to Next Generation Media Corporation. Management believes that prior to February 6, 1997, the Company was a "shell" company for at least five years without assets and liabilities. Management is unaware of any operating history prior to February 6, 1997.

Reporting Period Principle Services

During the reporting period, the Company operated as a holding company with one wholly-owned operating subsidiary, United Marketing Solutions, Inc. ("United").

The Company acquired United on April 1, 1999. Originally founded in 1981 as United Coupon Corporation, United has operated within the cooperative direct mail industry for twenty years. United has diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in three communication mediums: direct mail, direct marketing and Internet marketing. United offers advertising and marketing products and services through a network of franchisees in seventeen states, with the largest concentration being in the northeast United States. United provides full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, services providers and professionals as resources to help them generate "trial and repeat" customers. United's core product, the cooperative coupon envelope, reaches in excess of twenty million mailboxes per year with an estimated three hundred and sixty million coupons.

Competition

The Company's current and future lines of business are highly competitive. Firstly, the advertising business is highly competitive with many firms competing in various forms of media and possessing substantial resources. The direct mail industry is highly fragmented and includes a large number of small and independent cooperative direct mailers in addition to competition from companies for whom coupon advertising is not their primary line of business. In addition, several large firms, notably Val-Pak Direct Marketing
Systems, Inc., Money Mailer and Advo, Inc., are direct competitors of
United in its direct mail marketing business.  Concerning United's
Internet business, there is intense competition among web-based advertisers and many of United's competitors are larger and significantly better capitalized than the Company. No assurances can be made that the Company will be successful in attracting the number of Internet customers necessary to implement its Internet business strategy.

Government Regulation

United is subject to state regulation as a franchiser, requiring United to file periodic state registration documents pertaining to the offering of area and regional franchise licenses. Management believes that United is in substantial compliance with the applicable state franchise laws.

Employees

As of December 31, 2001, the Company, through United, had approximately 75 employees. Subsequent to year-end, the Company's President entered into a definitive employment agreement with the Company. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES.

The Company's principal executive and administrative offices are located at 7644 Dynatech Court, Springfield, Virginia 22153. The Company recently relocated to this address to reduce operating expenses. The current yearly rent for this new facility is expected to be approximately $267,892 per year for a term scheduled to expire in 2006, a reduction of approximately $330,000 from last year's rental expense. The Company considers these offices to be adequate and suitable for its current needs.

ITEM 3. LEGAL PROCEEDINGS.

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.
The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters that were submitted during the fourth quarter of the fiscal year 2001 to a vote of the security holders.

                                   PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

(a) The Company's Common Stock has been and is currently traded on the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "NGMC". The first date of trading on the OTCBB was June 11, 2001. Only information from June 11, 2001 is included in the chart below.

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2001

                                                 High      Low

Quarter Ended December 31, 2001                   .23      .055
Quarter Ended September 30, 2001                  .85       .10
Quarter Ended June 30, 2001                      2.75       .60
Quarter Ended March 31, 2001                     N/A        N/A

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 2000

                                                 High      Low

Quarter Ended December 31, 2000                  N/A       N/A
Quarter Ended September 30, 2000                 N/A       N/A
Quarter Ended June 30, 2000                      N/A       N/A
Quarter Ended March 31, 2000                     N/A       N/A

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets (at least $2 million); or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements of broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of stockholders to sell their shares.

Holders of Common Equity

As of April 5, 2002, there were approximately 593 shareholders of record of the Company's common stock.

Dividend Information

The Company has not declared or paid cash dividends on its Common Stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make cash distributions in the foreseeable future, other than non cash dividends described below. The Company currently intends to retain and invest future earnings, if any, to finance its operations.

Transfer Agent

The Company has designated OTR Transfer Agency as its transfer agent for the common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

Total revenues decreased approximately 16.9%, from $8,578,677 in 2000 to $7,132,118 in 2001. A significant portion of this decrease is attributable to the sale of INI. Total operating expenses decreased approximately 12.5%, from $9,032,124 in 2000 to $7,909,826 in 2001.
Printing costs, postage and delivery, other production costs, selling expenses, franchise development expense, and depreciation and amortization, which aggregate to $5,291,061, decreased approximately 13%, from $6,075,275 in 2000, which is comparable to the increase in total revenues discussed above. General and administrative expenses decreased approximately 11.5% from $2,956,849 in 2000 to $2,618,765 in 2001. This decrease is primarily due to a reduction in payroll and other general and administrative expenses. Interest expense decreased approximately 52.5% from $62,058 in 2000 to $29,486 in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

The Company has relied primarily on funds generated from the issuance of common stock and use of its line of credit to finance its operations and expansion. As of December 31, 2001, the Company had cash of $199,305, compared to $136,787 at December 31, 2000. Cash provided in operating activities was $563,760 in 2001, compared to cash provided of $1,971,817 in 2000. This was primarily due to the net income loss of $896,995, depreciation and amortization of $334,345, a decrease in accounts receivable of $1,010,156, and a decrease in accrued expenses of $416,230. Cash provided in investing activities was $57,312 in 2001, compared to cash used of $2,658,109 in 2000. The change was primarily due to the removal of goodwill in the sale of a subsidiary of $180,800 and an increase in that due to related parties of $122,288. Cash used by financing activities was $558,554 in 2001, compared to $559,562 in 2000. The decrease was primarily due to the settlement of a note payable of $500,000 and repayment of a long-term note payable of $60,504.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

The Company has relied primarily on funds generated from the issuance of common stock and use of its line of credit to finance its operations and expansion. The Company's working capital increased from a deficit of $1,342,265 during 1999 to a positive $84,770 in 2000, primarily due to the net loss during the year. As of December 31, 2000, the Company had cash of $136,787, compared to $263,517 at December 31, 1999. Cash provided in operating activities was $1,971,817 in 2000, compared to cash used of $16,855 in 1999. This was primarily due to the net income of $112,168, the change in accumulated depreciation due resulting from a change in accounting policy in the amount of $3,015,424, depreciation and amortization of $514,880, an increase in accounts receivable of $756,648, a decrease in deferred rent of $437,265, and a decrease in accrued expenses of $414,931. Cash provided in investing activities was $2,658,109 in 2000, compared to cash used of $209,346 in 1999. The decrease was primarily due to the change to property and equipment due to a change in accounting procedure of $2,658,109. Cash provided by financing activities was $559,562 in 2000, compared to $489,392 in 1999. The increase was primarily the result of net proceeds from the issuance of common stock of $1,967,250, offset by the redemption of preferred stock of $1,269,792, accrued dividends of $255,319, and repayment of a note payable of $136,850.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing may be required in order to meet the Company's current and projected cash flow deficits from operations. As previously mentioned, the Company has obtained financing in the form of equity in order to provide the necessary working capital. The Company currently has no other commitments for financing. There are no assurances the Company will be successful in raising the funds required.

The Company has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company. During the year ended December 31, 2001, the Company issued 469,000 shares of common stock for services rendered.

The independent auditors report on the Company's December 31, 2001 financial statements included in this Form states that the Company's working capital deficiency and shareholder's deficit raise substantial doubts about the Company's ability to continue as a going concern.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company may be exposed to fluctuations in interest rates. These fluctuations can vary the cost of financing, investing, and operating transactions. Because the Company has only fixed rate short-term debt, there are no material impacts on earnings due to fluctuations in interest rates.
New Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for
(a) the definition of employee for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods

In July 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 141, Business
Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible
Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.
The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December
31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

Forward Looking Statements.

The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the Company's ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-KSB will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Trends, Risks and Uncertainties

The Company has sought to identify what it believes to be the most significant risks to its business as discussed in "Risk Factors" above, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

Limited operating history; anticipated losses; uncertainly of future results

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the business model that the Company intends to market and the potential acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products and services. The Company expects that negative cash flow from operations may exist for the next 12 months as it continues to develop and market its products and services. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Potential fluctuations in quarterly operating results the Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the demand for the Company's products and services; seasonal trends in demand and pricing of products and services; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new services and products by the Company or its competitors; price competition or pricing changes in the industry; political risks and uncertainties involving the world's markets; technical difficulties and general economic conditions. The Company's quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

Management of Growth

The Company expects to experience significant growth in the number of employees relative to its current levels of employment and the scope of its operations. In particular, the Company may need to hire sales, marketing and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales, trading and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company may experience difficulty in filling its needs for qualified sales, and other personnel.

The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate financial and management controls, reporting systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition will be materially adversely affected.

Risks associated with acquisitions

Although the Company does not presently intend to do so, as part of its business strategy in the future, the Company could acquire assets and businesses relating to or complementary to its operations. Any acquisitions by the Company would involve risks commonly encountered in acquisitions of companies. These risks would include, among other things, the following: the Company could be exposed to unknown liabilities of the acquired companies; the Company could incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results could occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company could experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business could be disrupted and its management's time and attention diverted; the Company could be unable to integrate successfully.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2001, and for the year ended December 31, 2000 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

                                 PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION
16(A) OF THE EXCHANGE ACT.

Officers and Directors.

The names, ages, and respective positions of the directors, executive officers, and key employees of the Company are set forth below; there are no other promoters or control persons of the Company. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. The directors and executive officers of the Company are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

Darryl Reed, President/Director

Mr. Darryl Reed (age 33) is the current President of the Company.
His background includes six years in the financial services industry. His primary career has been with New York Life Insurance Company, a major insurance company, and certain of its subsidiaries since October 1995. Such subsidiaries included #1A Eagle Strategies Corp., a registered investment adviser, where Mr. Reed worked from April 1997 until May 2000. Mr. Reed holds several licenses in the financial services industry, including Series 7, 63 and 65. He has a BS in Finance from the University of Florida and an MS from the American College, Philadelphia, PA. He is also the CEO and a director of Pre-Settlement Funding Corporation.

Steve Kronzek, Director, Chairman of the Board

Steve Kronzek (age 52) has been a director of the Company since April 1999. Mr. Kronzek was a founding partner in November 1977 and has continued as partner of the accounting firm of Kronzek & Company, located in Washington, DC. Since January 1992, he has served as an independent accountant for United Marketing Solutions, Inc., the Company's wholly-owned subsidiary.

Leon Zajdel, Director

Leon Zajdel (age 54) has been a director of the Company since April 1999. Mr. Zajdel was founder and has served as President of Energy Guard Corp., a manufacturer and retailer of replacement windows, located in Beltsville, MD, since 1972.

Phillip Trigg, Treasurer and Secretary

Phillip Trigg (age 55) has been secretary and treasurer since November 2000. Mr. Trigg has served with United Marketing Solutions since
August 1995 in a variety of positions including Vice President, Franchise Sales, Senior Vice President, Business Development and COO.

James Brooking, Director

James Brooking (age 55) has been a Director since August 2001. Mr. Brooking has a Bachelors degree in Business Administration from the
University of Virginia.   From 1991 to 1998, Mr. Brooking was a
Partner with Arctic Windows and Doors, LLC, as well as being a Director of Recruitment and Sales for Homesafe Security Systems, Inc. during the same period. From 1991 to the present, Mr. Brooking has been a Vice President of Weather-Guard Construction, Inc. Beginning in 2002 and continuing to the present, Mr. Brooking has been a Sales Manager with the Long Fence Company.

(b)  Compliance with Section 16(a) of the Exchange Act.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the Forms 5 with respect to the fiscal year ended December 31, 2001 and subsequently, the Company is unaware that any required reports were not timely filed. The Company is currently conducting an internal audit to ensure that the Company's Officers and/or Directors, as well as persons holding more than 10% of the Company's outstanding common stock, are in Compliance with Section 16(a) of the Securities and Exchange Act of 1934. It is the Company's intention to ensure, where possible, from the date of this filing forward, complete compliance according to this Section.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2001 and prior.


 Summary Compensation Table

                                          Summary Compensation Table

                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal                                annual             stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                (1)                         (2)
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)

Darryl Reed    2001    $36,000(1)  0         0               0             0            0          0
President(2)   2000       0        0         0               0             0            0          0
               1999       0        0         0               0             0            0          0

(1) As of October 1, 2001, the Company agreed to begin compensating Mr. Reed at a yearly rate of $150,000, but only paid Mr. Reed approximately $5,000 through the end of the year, leaving a balance due of approximately $30,000.

(2) Subsequent to the fiscal year end, the Company entered into a formal three-year employment agreement with Mr. Reed. Terms include an initial year at $150,000, with an increase of ten percent per year, along with 300,000 stock options at a strike price of $0.02, along with annual cash and stock bonuses based upon performance, a car allowance and life and medical insurance.

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

Stock Option Plan.

The Company has also filed a Stock Option Plan for Employees on Form S-8 in December 2001. The Company had not issued any Stock Options pursuant to the Plan included therein to any employees as of December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of April 5, 2002 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of         Name and Address                  Amount of       Percent of
Class            of Beneficial Owner(1)            Beneficial         Class
                                                   Ownership(2)

Common Stock     Darryl Reed                         150,000(3)         1.8%
                 7644 Dynatech Court
                 Springfield, Virginia 22153

Common Stock     Leon Zajdel                           58,747           0.7%
                 7644 Dynatech Court
                 Springfield, Virginia 22153

Common Stock     Steve Kronzek                         50,000           0.7%
                 7644 Dynatech Court
                 Springfield, Virginia 22153

Common Stock     Phillip Trigg                              0           0.0%
                 7644 Dynatech Court
                 Springfield, Virginia 22153

Common Stock     James Brooking                             0           0.0%
                 7644 Dynatech Court
                 Springfield, Virginia 22153

Common Stock     Shares of all directors and          258,747           3.2%
                 executive officers as a group (5
                 persons)

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. The amount owned is based on issued common stock, as well as stock options that are currently exercisable.

(3) Not included within this amount are any stock options pursuant to the Employment Agreement signed in January 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, and as not otherwise disclosed of in any other filing, there have not been any transaction that have occurred between the Company and its officers, directors, and five percent or greater shareholders, unless listed below.

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

                                   PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Table of Contents                                                   Page

Audit Report of Independent Certified Public Accountants               2

Financial Statements

    Consolidated Balance Sheet                                         3

    Consolidated Statements of Income                                  5

    Consolidated Statements of Stockholders' Equity                    7

    Consolidated Statements of Cash Flows                              8

Notes to Financial Statements                                         10

                            INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

     We have audited the accompanying consolidated balance sheet of Next Generation Media Corporation (a Nevada Incorporation) as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Media Corporation as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 25 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                         Vienna, Virginia
                                                            April 8, 2001

                       NEXT GENERATION MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2001

                                      ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 1)                          $    199,305
Accounts receivable, net of
 uncollectible accounts (Notes 1, 14 and 17)                     228,478
Notes receivable (Note 14)                                       333,608
Inventories (Note 1)                                              49,978
Deferred compensation                                             73,921
Employee loans                                                       827
Prepaid expenses                                                   8,105
   Total current assets                                          894,222

PROPERTY AND EQUIPMENT (Notes 1 and 4):
Computer Equipment and Software                                  497,339
Furniture and fixtures                                         2,116,511
Leasehold improvements                                            88,754
   Total property and equipment                                2,702,604

Less accumulated depreciation                                 (2,251,598)

   Net property and equipment                                    451,006

Intangibles, net of accumulated amortization
(Notes 1 and 15)                                                 957,883

TOTAL ASSETS                                                $  2,303,111

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current portion (Note 5)                     $    296,479
Accounts payable (Notes 6 and 10)                                790,379
Accrued expenses                                                  48,713
Severance payable (Note 8)                                        68,619
Pension payable                                                    3,853
Sales tax payable                                                228,537
Deferred revenue (Note 18)                                        96,386
   Total current liabilities                                   1,532,966

STOCKHOLDERS' EQUITY (Notes 10, 11 and 12):
Common stock, $.01 par value, 50,000,000 shares
 authorized, 6,773,397 issued and outstanding                     67,734
Additional paid in capital                                     7,186,284
Accumulated deficit                                           (6,483,873)
   Total stockholders' equity                                    770,145

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  2,303,111

           See accompanying notes and accountant's audit report

                        NEXT GENERATION MEDIA CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                          2001        2000

REVENUES (Note 1):
Coupon sales, net of discounts                          $ 7,111,133 $7,476,234
Advertising revenues                                              -    945,431
Classified revenues                                               -    119,512
Franchise fees                                               20,985     37,500
   Total revenues                                         7,132,118  8,578,677

COST OF GOODS SOLD:
Materials                                                 1,072,534  1,555,422
Direct labor                                              1,793,148  1,802,550
Equipment repairs                                            47,751     89,987
Postage and delivery                                      2,239,494  2,474,631
Payroll taxes from direct labor                             138,134    152,685
   Total cost of goods sold                               5,291,061  6,075,275

Gross margin                                              1,841,057  2,503,402

GENERAL AND ADMINISTRATIVE EXPENSES:
401(k) administration fees                                    2,200          -
401(k) matching (Note 2)                                          -     34,294
Advertising (Note 1)                                         24,796     23,345
Amortization (Note 15)                                      135,685    155,777
Bad debt expense                                            462,619     26,810
Bank charges                                                    110         56
Commissions and fees                                         34,321     53,409
Credit card fees                                              6,616      6,008
Depreciation (Note 1)                                       198,660    359,103
Employee benefits                                           162,526    148,357
Insurance                                                    44,280     22,537
Meals and entertainment                                       1,239     10,399
Office expense                                               24,150     24,348
Other expenses                                               33,129     54,906
Other general and administrative                                  -    144,598
Payroll                                                     439,122    617,757
Payroll taxes                                                42,627     47,636
Postage and delivery                                          6,113      5,060
Professional fees                                           182,409    302,262
Property taxes                                               28,100     28,093
Rent and pass thru expenses (Note 8)                        620,578    509,644
Repairs and maintenance                                      11,481     16,545
Selling expenses                                                  -    196,718
Telephone                                                    48,755     50,955
Travel and conferences                                       23,341     49,423
Utilities                                                    67,908     68,809
Website hosting                                              18,000          -
   Total general and administrative                       2,618,765  2,956,849

Gain/(Loss) from operations                                (777,708)  (453,447)

OTHER INCOME AND EXPENSES:
Gain on sale of subsidiary (Note 7)                               -    619,497
Loss on settlements                                         (57,332)         -
Forgiveness of debt                                          26,683          -
Loss on disposal of equipment                               (95,152)         -
Interest income                                              36,000      9,833
Other income(expense)                                             -     (1,657)
Interest expense                                            (29,486)   (62,058)
   Total other income (expense)                            (119,287)   565,615

Gain/(Loss) before provision for income tax                (896,995)   112,168

Provision for income tax (Note 9):                                -          -

Net income                                                 (896,995)   112,168

Income applicable to common shareholders                   (896,995)   112,168

Basic income per common share (Note 1)                        (0.14)      0.02

Weighted average common shares outstanding                6,326,829  5,725,736

Diluted income per common share (Note 1)                         NA       0.02

Fully diluted common shares outstanding                   7,776,284  6,950,903

                  See accompanying notes and accountant's audit report

                             Next Generation Media Corporation
                    Consolidated Statements of Stockholders' Equity



                                                                 Additional
                                         Common Stock             Paid In       Accumulated
                                      Shares       Amount         Capital         Deficit       Total

Balance: January 1, 1999            3,629,318   $    36,293     $  3,625,363    $  (3,727,577)    (65,921)

Deemed dividend in connection
 with redeemable preferred stock            -             -                -         (279,167)   (279,167)

Preferred stock dividend                    -             -                -         (158,750)   (158,750)

Issuance of stock and stock
 options to shareholders and
 directors                            100,000         1,000          521,500                -     522,500

Common stock issued in
 exchange for services                236,000         2,360          487,640                -     490,000

Issuance of common stock
 through private placements           451,500         4,515          547,059                -     551,574

Net loss                                    -             -                -       (1,616,601) (1,616,601)

Balance: December 31, 1999          4,416,818        44,168        5,181,562       (5,782,095)   (556,365)

Issuance of common stock for
 full payment of a related party
 note payable                          31,169           312           77,611                -      77,923

Issuance of common stock to
 redeem all outstanding Series A
 preferred stock plus all accrued
 and unpaid dividends                 756,992         7,570        1,391,755                -   1,399,325

Issuance of common stock
 through private placements             6,000            60           14,940                -      15,000

Issuance of common stock for
 receipt of Tool Kit Technology       250,000         2,500          422,500                -     425,000

Options converted to stock            494,118         4,941            5,059                -      10,000

Issuance of common stock to
 redeem outstanding Series B
 preferred stock                      250,000         2,500           37,500               -       40,000

Common stock issued in
 exchange for services                  1,800            18            4,482               -        4,500

Adjustments to Accumulated
 Deficit (Note 19)                          -             -                -          83,049       83,049

Net Income                                  -             -                -         112,168      112,168

Balance: December 31, 2000          6,206,897        62,069        7,135,409      (5,586,878)   1,610,600

Common stock issued in
 exchange for services                300,000         3,000           33,000               -       36,000

Exercise of stock options                   -           975              975               -        1,950

Common stock issued in
 exchange for services                169,000         1,690           16,900               -       18,590

Net loss                                    -            -                 -        (896,995)    (896,995)

Balance: December 31, 2001          6,675,897       67,734         7,186,284      (6,483,873)     770,145


                      See accompanying notes and accountant's audit report

                               NEXT GENERATION MEDIA CORPORATION
                                    STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                           2001        2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income/(loss)                                     $  (896,995)  $  112,168
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Stock issued for services                                  54,590       4,500
 Depreciation and amortization                             334,345     514,880
 (Increase) decrease in assets
  Receivables                                            1,010,156    (756,648)
  Inventories                                               90,386     (33,270)
  Deferred compensation                                          -      10,923
  Change in accumulated depreciation due to
   change in accounting policy                                   -   3,015,424
  Change in accumulated amortization due to
   sale of subsidiary                                            -     (90,484)
  Net change in accumulated depreciation and
   equipment due to disposal                               102,112           -
  Prepaids and other current assets                         41,240    (143,063)
 Increase (decrease) in liabilities
  Accounts payable                                         303,964     201,096
  Accrued expenses                                        (416,230)   (414,931)
  Wages payable                                            (27,219)    (44,547)
  Deferred rent                                                  -    (437,265)
  Deferred revenue                                         (32,589)     33,034

Net cash flows provided (used) by
 operating activities                                      563,760   1,971,817

CASH FLOWS FROM INVESTING ACTIVITIES:
 Removal of goodwill in sale of subsidiary                 180,800      25,623
 Due to related parties                                   (122,288)     21,178
 Change to property and equipment due to change in
  accounting procedure                                           -  (2,671,760)
 Purchase of property and equipment                         (1,200)    (33,150)

  Net cash provided/(used) by investing activities          57,312  (2,658,109)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from issuance of options                       1,950           -
 Net proceeds from issuance of common stock                      -   1,967,250
 Redemption of preferred stock                                   -  (1,269,792)
 Accrued dividends                                               -    (255,319)
 Payments on capital lease obligation                            -     (19,427)
 Removal of note due to legal settlement (Note 10)        (500,000)          -
 Repayment of note payable                                 (60,504)    136,850

  Net cash provided/(used) by financing activities        (558,554)    559,562

NET INCREASE (DECREASE) IN CASH                             62,518    (126,730)

CASH, BEGINNING OF PERIOD                                  136,787     263,517

CASH, END OF PERIOD                                        199,305     136,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
 Income taxes                                                    -           -
 Interest                                                   29,486      62,058

               See accompanying notes and accountant's audit report

                            NEXT GENERATION MEDIA CORPORATION
                              NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At December 31, 2001, the Company had approximately 37 active area franchise operations located throughout the United States.

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

Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $198,660 and $359,103, respectively.

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

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the years ended December 31, 2001 and 2000 were $24,796 and $23,345, respectively.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of December 31, 2001.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Uncollectible accounts as of December 31, 2001 and 2000 were $313,063 and $17,322, respectively.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings Per Common Share:

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilutive common shares outstanding during the period. The Company had 1,575,167 options issued and outstanding at December 31, 2001 to purchase common stock. Stock options have been excluded as common stock equivalents in the diluted earnings per share for 2001 because they are anti-dilutive.

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of December 31, 2001.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of December 31, 2000, the Company had an accounts payable outstanding to TheBigHub.com of $122,288 and a note payable for $500,000. The Company had an account receivable from TheBigHub.com for $199,620 for services provided. TheBigHub.com owned 55% of the outstanding common stock of the Company as of December 31, 2000. Subsequent to the end of 2000 the Company and TheBigHub.com entered into an agreement resolving all outstanding receivables and payables between the parties. See Notes 6 and 10 for additional details.

NOTE 3 - RETIREMENT PLAN

The Company maintains a 401(k) defined contribution plan covering substantially all employees. The Company may contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 12% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The Corporation contributed $0 and $34,294 in 2001 and 2000, respectively.

NOTE 4 - PROPERTY & EQUIPMENT

Property and Equipment consists of the following:

December 31, 2001                                                 Amount

Furniture, fixtures and equipment                                $2,116,511
Computer equipment                                                  497,339
Leasehold improvements                                               88,754
                                                                 $2,702,604
Accumulated depreciation and amortization                        (2,251,598)

Net property and equipment                                          451,006

NOTE 5 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:

December 31, 2000                                                  Amount

Line of credit from Prosperity Bank with a face amount of
$90,000, interest is payable as it accrues at the banks' prime
rate, this line is secured by a Certificate  of Deposit.          $  90,000


Note payable to CIT Group, interest of 10% on principal only, collateralized by the equipment of United Marketing Solutions,
 Inc.                                                             $  21,998

Note payable to Tiffany Productions in regards to lawsuit
Settlement                                                        $  55,000

Note payable to BancFirst, interest at prime plus 1% ,
 collateralized by the Company's property, plant and
 equipment.  Terms are a twenty-four month period, interest
 at prime plus 1%, monthly payments of $8,500 principal plus
 accrued interest.                                                $ 129,481
                                                                  $ 296,479

Less: Current portion                                             $ 296,479
Long-term portion                                                 $       0

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company changed the location of its corporate headquarters and main operating facility on February 1, 2002. The 2002 lease number in the following schedule contains the January 2002 payment under the old lease. Future minimum payments required under the lease are as follows:

Year Ending December 31                                        Amount

2002                                                           $ 140,070
2003                                                             248,924
2004                                                             258,881
2005                                                             269,237
2006 and thereafter                                              303,415
                                                               1,339,460

Rent expense for the years ended December 31, 2001 and 2000 were $612,806 and $509,644, respectively.

There is a $68,619 severance payable to Gerard R. Bernier upon his completion of service to the Company. This severance package is disputed by the Company and is currently in litigation. The outcome of the litigation is difficult to predict, therefore the severance is still deemed a payable of the Company for the purposes of these financial statements.

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

The company filed a consolidated return, with a tax liability of $0 for the year 2001. At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3,000,000, which are available to offset future taxable income, if any, through 2019.

NOTE 10 - BIGHUB SETTLEMENT

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

NOTE 11 - COMMON STOCK

On October 11, 2001, an option holder exercised options for 97,500 shares for $1,950.

In 2001, the Company issued 469,000 shares of common stock valued at $54,590 in exchange for consulting services, public relations, and website development services

On June 13 of 2000, the Company issued 31,169 shares of common stock valued at $77,923 in full payment of a related party note payable.

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

NOTE 12 - REDEEMABLE PREFERRED STOCK SERIES A

On May 1 of 2000, the Company issued 756,992 shares to redeem all outstanding Series A Preferred Stock plus all accrued and unpaid dividends.

NOTE 13 - REDEEMABLE PREFERRED STOCK SERIES B

During the twelve months ended December 31, 2000, all outstanding shares of Series B Preferred Stock were canceled as part of the consideration received in the sale of INI.

NOTE 14 - NOTE  AND TRADE RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 and a trade receivable for $270,000 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default, the Company's management considers the note collectible.

NOTE 15 - INTANGIBLE ASSETS

Intangible assets consist of the following items:

December 31                                            2001           2000

Goodwill                                            $1,326,850     $1,507,650
Covenant not to compete                                 15,000         15,000
                                                    $1,541,850     $1,522,650
Less accumulated amortization                          383,967        248,282
Intangible assets, net                              $  957,88      $1,274,368

Amortization expense for the years ended December 31, 2001 and 2000 were $135,685 and $155,777, respectively.

NOTE 16 - SEGMENT INFORMATION

The Company has one reportable segment for the twelve months ended December 31, 2001: United Marketing Solutions. United was acquired on April 1, 1999. The entity is a wholly-owned subsidiary. United operates a direct mail marketing business. The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segments for the twelve months ended December 31, 2001 are presented below.

Year ended
December 31 2001           United     Parent     Eliminations     Total
Revenue                  $7,132,118   $     0    $          0    $7,132,118
Segment profit (loss)      (197,284) (721,147)              0      (918,431)

Total assets              1,859,751   825,609        (382,249)    2,303,111

NOTE 17 - TRADE RECEIVABLE

Accounts receivable include $270,000 of trade receivable as part of the sale of Independent News Inc.

NOTE 18 - DEFERRED REVENUE

During 2001 the Company received $96,386 for services to be performed in 2002. When the services are performed, this amount will be recognized in income.

NOTE 19 - ADJUSTMENT TO ACCUMULATED DEFICIT

During 2000, accumulated deficit has been reduced due to prior period adjustments to deferred rent, accumulated depreciation and property and equipment.

NOTE 21 - EMPLOYEE STOCK INCENTIVE PLAN

One December 26, 2001, the Company adopted the Employee Stock
Incentive Plan authorizing 3,000,000 shares at a maximum offering price of $0.10 per share for the purpose of providing employees equity-based compensation incentives.

NOTE 22 - RETAINER STOCK PLAN

One December 26, 2001, the Company adopted the Non-Employee Directors and Consultants Retainer Stock Plan authorizing 3,000,000 shares at a maximum offering price of $0.001 per share for the purpose of enabling the Company to provide compensation to non-employee directors and consultants.

NOTE 23 - SUBSEQUENT EVENTS

On January 8, 2002, the Company reached an agreement with its former lessor for unpaid rent to be converted into a note payable with a face amount of $130,000, interest of 5%, payable over three years consisting of thirty six payments. The Company also agreed to forfeit their original deposit of $8,105.

On January 8, 2002, the Company entered into an employment agreement with Darryl Reed for Mr. Reed to be appointed as Chief Executive Officer and President of the Company. The term of the agreement is for three years and can be extended if certain conditions are met. Part of the compensation for Mr. Reed was the granting of 300,000 options with a term of ten years and a exercise price of $0.02. The company will recognize an expense of $36,000 related to the issuance of the options. This agreement was unanimously approved by the Company's board of directors.

On February 14, 2002, the Company reached an agreement with its copier lessor for the unpaid lease payments to be converted into a note payable with a face amount of $14,500. An initial payment of $2,500 was due March 1, 2002, and paid by the Company. The subsequent payments are in the amount of $500 and due on the first of each month for the next twenty four months.

NOTE 24 - PUBLIC STOCK LISTING

Next Generation Media Corporation common stock began trading on the OTC Bulletin Board on June 11, 2001, under the symbol NGMC. This is the company's first public listing.

NOTE 25 - LIQUIDITY AND FUTURE PROSPECTS

The Company has a large portion of its trade payable and accrued liabilities significantly past due. The future success of the Company is dependent on the Company's ability to obtain equity and debt financing. The Company will experience savings of approximately $300,000 per year due to the change of the lease of its corporate headquarters discussed in Note 5. In 2002 the Company will continue its efforts to reduce costs while attempting to increase revenues through new franchises.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NEXT GENERATION MEDIA CORP.

Dated: April 15, 2002                      By: /s/ Darryl Reed
                                           Darryl Reed, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Dated:  April 15, 2002                    /s/Darryl Reed
                                           Darryl Reed
                                           President/Director

Dated:  April 15, 2002                   /s/Phillip Trigg
                                         Phillip Trigg
                                         Secretary/Treasurer

Dated:  April 15, 2002                  /s/ Leon Zajdel
                                        Leon Zajdel
                                        Director

Dated:  April 15, 2002                 /s/ James Brooking
                                       James Brooking
                                       Director

Dated:  April 15, 2002                 /s/ Steve Kronzek
                                       Steve Kronzek
                                       Director

                         Subsidiary of the Company

Name of the Subsidiary                        State of Incorporation
United Marketing Solutions, Inc.                            Virginia

                                EXHIBIT INDEX

Exhibit No.                   Description

3.1     Articles of Incorporation, under the name Micro Tech
        Industries, Inc. (incorporated by reference in the filing of the Company's annual report on Form 10KSB filed on April 15, 1998).

3.2 Amendment to the Articles of Incorporation (incorporated by reference in the Company's quarterly report filed on Form
        10 Q filed on May 15, 1997).

3.3 Amended and Restated Bylaws (incorporated by reference in the filing of the Company's annual report on Form 10KSB filed on November 12, 1999).

16.1 Letter on change in certifying accountant (incorporated by reference in the filing of the Company's current report on Form 8-K filed on January 5, 2001).

21.1    Subsidiaries of the Company (included herein).

23.1    Consent of Certified Public Accountants (included herein).

24.1    Power of Attorney (included herein on the signature page).