Form 10QSB
period 2002-03-31
NEXT GENERATION MEDIA CORP
filed 2002-05-20
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2002

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

As of March 31, 2002, the Company had 8,223,397 shares of common stock issued and outstanding, of which 7,964,650 were held by non-affiliates.

                                TABLE OF CONTENTS

Part I - Financial Information                                       Page

Item 1.  Financial Statements

         Consolidated Balance Sheet As Of
         March 31, 2002
         Consolidated Statements Of Losses
         For The Three Months Ended
         March 31, 2002 And 2001

         Consolidated Statements Of Cash Flows
         For The Three Months Ended
         March 31, 2002 And 2001

         Notes To Consolidated Financial Statements

Item 2.  Management's Discussion And
         Analysis Of Financial Condition
         And Results Of Operations

Part II - Other Information

Item 1.  Legal Proceedings

Item 2.  Changes In Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

Signature

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                     Next Generation Media Corporation
                Consolidated Interim Financial Statements
                For The Three Months Ended March 31, 2002
                   With Review Report of Independent
                      Certified Public Accountants

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

           REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

     We have reviewed the accompanying consolidated balance sheets of Next Generation Media Corporation (a Nevada Corporation) as of March 31, 2002 and the related statements of income, stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated interim financial statements is the representation of the management of Next Generation Media Corporation.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements in order for them to be in conformity with generally accepted accounting principles.

                                                              Vienna, Virginia
                                                                   May 8, 2002

                        Next Generation Media Corporation
                           Consolidated Balance Sheets
                             For the Periods Ended

                                     ASSETS

                                                    (Unaudited)    (Audited)
                                                      March 31     December 31
                                                        2002           2001

CURRENT ASSETS:
Cash and cash equivalents (Note 1)                    $   219,144  $  199,305
Accounts receivable, net of
 uncollectible accounts (Note 1)                          115,227     228,478
Notes receivable (Note 6)                                 333,608     333,608
Inventories (Note 1)                                       65,653      49,978
Deferred compensation                                      73,921      73,921
Employee loans and advances                                10,726         827
Prepaid expenses                                          117,219       8,105
Total current assets                                      935,498     894,222

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 3):
Computer equipment and software                           505,745     497,339
Furniture and fixtures                                  2,130,288   2,116,511
Leasehold improvements                                    171,223      88,754
Total property, plant and equipment                     2,807,256   2,702,604
Less accumulated depreciation                          (2,289,641) (2,251,598)
Net property, plant and equipment                         517,615     451,006

Intangibles, net of accumulated amortization
(Note 1)                                                  923,961     957,883

TOTAL ASSETS                                            2,377,074   2,303,111

                See accompanying notes and accountant's review report

                         Next Generation Media Corporation
           Consolidated Statements of Stockholders' Equity-Unaudited


                                                            Additional
                                      Common Stock           Paid In          Accumulated
                                  Shares        Amount       Capital             Deficit     Total
Balance: January 31, 2001        6,206,897         62,069     7,135,409         (5,586,878)  $ 1,610,600

Common stock issued in
 exchange for services             300,000          3,000        33,000                  -        36,000

Exercise of stock options           97,500            975           975                  -         1,950

Common stock issued in
 exchange for services             169,000          1,690        16,900                  -        18,590

Net loss                                 -              -             -           (896,995)     (896,995)

Balance: December 31, 2001       6,773,397         67,734     7,186,284         (6,483,873)      770,145

Common stock issued in
 exchange for services           1,450,000         14,500        70,500                  -        85,000

Employee stock options                   -              -        36,960                  -        36,960

Net Income - Year to Date                -              -             -             77,237        77,237

Balance: March 31, 2002          8,223,397         82,234     7,293,744         (6,406,636)      969,342

               See accompanying notes and accountant's review report

                          Next Generation Media Corporation
                    Consolidated Statements of Income - Unaudited
                                 For The Three Months Ended

                                                      March 31      March 31
                                                       2002           2001

REVENUES (Note 1):

Coupon sales, net of discounts                       $  1,700,230 $  1,776,394
Franchise fees                                              4,500       16,500
Total revenues                                          1,704,730    1,792,894

COST OF GOODS SOLD:
Materials                                                 273,251      304,099
Direct labor                                              420,530      448,257
Equipment repairs                                          14,947       10,992
Postage and delivery                                      517,978      541,393
Payroll taxes from direct labor                            32,825       34,254
Total cost of goods sold                                1,259,531    1,338,995

Gross margin                                              445,199      453,899

GENERAL AND ADMINISTRATIVE EXPENSES:

401(k) matching (Note 2)                                        -       11,559
Advertising (Note 1)                                          499        1,354
Amortization (Note 1)                                      33,922       33,471
Bad debt expense                                                -        7,500
Commissions and fees                                        2,374        1,821
Credit card fees                                            2,737            -
Depreciation (Note 1)                                      41,193       57,504
Employee benefits                                          38,806       47,205
Employee stock options                                     36,960            -
Insurance                                                  15,822       15,677
Meals and entertainment                                       194          839
Office expense                                              5,554       11,166
Other expenses                                              3,107        3,583
Payroll                                                   106,121      119,898
Payroll taxes                                               7,536       10,082
Postage and delivery                                        1,456        2,718
Professional fees                                          22,352       45,680
Property taxes                                              3,900        7,025
Rent and pass thru expenses                                     -      145,945
Repairs and maintenance                                     2,114        6,432
Telephone                                                  13,052       10,439
Travel and conferences                                        696        4,826
Utilities                                                  14,877       20,784
Total operating expenses                                  353,272      565,508

Gain/(Loss) from operations                                91,927     (111,609)

OTHER INCOME AND EXPENSES:
Interest income                                                 -        9,000
Other income(expense)                                           -       (2,427)
Gain/(Loss) on equipment disposal                          (1,350)           -
Gain/(Loss) on debt settlement                             (7,793)           -
Interest expense                                           (5,547)     (13,659)
Total other income (expense)                              (14,690)      (7,086)
Net loss                                                   77,237     (118,695)

Loss applicable to common shareholders                     77,237     (118,695)

Basic gain/(loss) per common share (Note 1)                0.0097      (0.0207)

Weighted average common shares outstanding              7,985,064    5,725,736

Diluted gain per common share                              0.0079           NA

Fully diluted common shares outstanding                 9,833,564    7,100,903

                See accompanying notes and accountant's review report

                     Next Generation Media Corporation
         Consolidated Statements of Stockholders' Equity-Unaudited



                                                            Additional
                                      Common Stock           Paid In          Accumulated
                                  Shares        Amount       Capital             Deficit     Total
Balance: January 31, 2001        6,206,897         62,069     7,135,409        (5,586,878)  $1,610,600

Common stock issued in
 exchange for services             300,000          3,000        33,000                 -       36,000

Exercise of stock options           97,500            975           975                 -        1,950

Common stock issued in
 exchange for services             169,000          1,690        16,900                 -       18,590

Net loss                                 -              -             -          (896,995)    (896,995)

Balance: December 31, 2001       6,773,397         67,734     7,186,284        (6,483,873)     770,145

Common stock issued in
 exchange for services           1,450,000         14,500        70,500                 -       85,000

Employee stock options                   -              -        36,960                 -       36,960

Net Income - Year to Date                -              -             -            77,237       77,237

Balance: March 31, 2002          8,223,397         82,234     7,293,744        (6,406,636)     969,342

            See accompanying notes and accountant's review report

                          Next Generation Media Corporation
                         Statement of Cash Flows - Unaudited
                             For The Three Months Ended

                                                     March 31       March 31
                                                        2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)                                    $    77,237   $  (118,695)
Adjustments to reconcile net
income to net cash provided by operating
activities:
Depreciation and amortization                             75,115        90,975
(Increase) decrease in assets
Accounts receivable                                      103,352        58,810
Inventories                                              (15,675)      (44,036)
Prepaids and other current assets                       (109,114)         (408)
Net change in fixed assets and accumulated
depreciation due to equipment disposal                     1,350             -
Increase (decrease) in liabilities
Accounts payable                                        (228,159)      144,268
Accrued expenses                                         (16,319)     (151,543)
Deferred revenue                                         (96,386)      (49,724)
Net cash flows (used) by
 operating activities                                   (208,599)      (70,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Due to related parties                                         -       321,532
Removal of intangible due to Big Hub
settlement (Note 5)                                            -       180,800
Purchase of property and equipment                      (109,153)       (1,740)
Net cash provided/(used) by investing activities        (109,153)      500,592

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds form issuance of common stock                85,000             -
Employee stock options                                    36,960             -
Removal of note payable due to Big Hub
settlement (Note 5)                                            -      (500,000)
Change in  note payable                                  215,631       (12,860)
Net cash provided/(used) by financing activities         337,591      (512,860)

NET INCREASE/(DECREASE) IN CASH                           19,839       (82,621)

CASH, BEGINNING OF PERIOD                                199,305       136,787

CASH, END OF PERIOD                                      219,144        54,166

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Income taxes                                                   -             -
Interest                                                   5,547        13,659

             See accompanying notes and accountant's review report

                        Next Generation Media Corporation
                     Notes to Financial Statements-Unaudited
                                  March 31, 2002

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These interim statements are condensed consolidated accounts of Next Generation Media Corporation and its subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual
Report on Form 10-KSB40.

Note 1 - Summary Of Significant Accounting Policies

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At March 31, 2002, the Company had approximately 37 active area franchise operations located throughout the United States.

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

Depreciation expense for the three months ended March 31, 2002 amounted to $41,193.

Intangibles:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from five (5) to ten (10) years. The Company
periodically evaluates the goodwill for possible impairment.   The
analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment. In addition, the Company has a covenant not to compete, which is being amortized over five (5) years. Amortization expense for the three months ended March 31, 2002 amounted to $33,922.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended March 31, 2002 was $499.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of March 31, 2002.

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

New Accounting Pronouncements:

In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company does not use derivative instruments either in hedging or as investments. The Company adopted this accounting standard, as amended, on January 1, 2001. Accordingly, the Company believes it will have no material impact on its financial position or results of operations.

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

Credit Risk:

The Company at times may have cash deposits in excess of federally insured limits.

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Uncollectible accounts as of March 31, 2002 was $313,063.

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

As of March 31, 2002, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation                                 Common Stock

Stock options outstanding as of March 31, 2002
with a weighted average exercise price per share
of $0.42                                                    1,875,167

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of March 31, 2002.

Note 2 - Retirement Plan

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 12% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The Corporation contributed $0 in the three months ended March 31, 2002.
Note 3 - Property & Equipment

Property and Equipment consists of the following:

                                                          March 31, 2002

Furniture and equipment                                     $2,130,288
Computer equipment                                             505,745
Leasehold improvements                                         171,223
                                                            $2,807,256
Accumulated depreciation and amortization                   (2,289,641)

Net property and equipment                                     517,615

Note 4 - Notes Payable And Line Of Credit

Notes payable consists of the following:

March 31, 2002                                                     Amount

Line of credit from Prosperity Bank with a face amount of
$90,000, interest is payable as it accrues at the banks' prime
rate, this line is secured by a Certificate of Deposit            $ 90,000

Note payable to CIT Group, interest of 10% on principal only, collateralized by the equipment of United Marketing Solutions,
Inc.                                                              $ 21,998

Note payable to Tiffany Productions in regards to lawsuit
settlement.                                                       $ 50,000

Note payable to Joel Sens.                                        $   5,000

Note payable to PS Business Parks, face amount of $130,000,
interest at 5%, payable over three years.                         $119,894

Note payable to Xerox Corporation, face amount of $14,500,
payable over two years.                                           $ 12,000

Note payable to BancFirst, collateralized by the Company's
property and equipment.   Terms are a twenty-four month,
interest at prime plus 1%,  monthly payments of $8,500
principal plus accrued interest.                                  $104,881

                                                                  $403,772
Less: Current portion                                             $322,585
Long-term portion                                                 $ 81,187

Note 5 - Big Hub Settlement

On February 6, 2001, a settlement was reached between TheBigHub.com ("Big Hub"), the Company, and major shareholders of the Company. As a result of this settlement, the StockPurchase Agreement described in
Note 6 of these financial statements, was rescinded nunc pro tunc.
As part of the settlement, Big Hub returned all but 242,732 shares of the Company's common stock to the major shareholders involved, and all stock options. The major shareholders retain their shares and options in Big Hub. Big Hub forever releases and discharges the Company from all obligations relating to the $622,288 dollars advanced to the Company. The Company forever releases and discharges Big Hub from all obligations relating to $199,620 owed to the Company from Big Hub. Additionally the Company releases Big Hub from all obligations in regards to the promised delivery of the "Tool Kit Technology" (never delivered). Big Hub retains the 250,000 shares of the Company's common stock transferred to Big Hub as original
consideration of promised delivery of "Tool Kit Technology".   The
Company agrees to provide audited financial statements to Big Hub on a consolidated basis. The major shareholders of the Company, Big Hub, and the Company agree to release, acquit and further discharge all parties involved as a result of this agreement.

Note 6 - Notes Receivable

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default, the Company's management considers the note collectible.

Note 7 - Common Stock

During the three months ended March 31, 2002, the Company issued
1,450,000 shares in exchange for services rendered.

Note 8 - Segment Information

The Company has one reportable segment for the three months ended March 31, 2002: United Marketing Solutions. United was acquired on April 1, 1999. United is a wholly-owned subsidiary, with different management teams and different products and services. United operates a direct mail marketing business. The accounting policies of the reportable segment is the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segment for the three months ended March 31, 2002.

Three months ended
March 31, 2002        United       Parent       Eliminations       Total
Revenu                $1,704,730   $       0    $          0      $1,704,730
Segment profit (loss)    194,189    (116,952)              0          77,237
Total assets           1,953,306     806,017        (382,249)      2,377,074

Note 9 - Employee Stock Incentive Plan

One December 26, 2001, the Company adopted the Employee Stock
Incentive Plan authorizing 3,000,000 shares at a maximum offering price of $0.10 per share for the purpose of providing employees equity-based compensation incentives.

Note 10 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses in past periods raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

First Quarter Ended March 31, 2002 Compared To First Quarter Ended
March 31, 2001

Total revenues decreased approximately 5.0%, from $1,792,894 in 2001 to $1,700,230 in 2001 for the quarter ending March 31. This decrease is mainly attributable to the down time from the Company's change in location. Total operating expenses decreased approximately 37.0%, from $565,508 in 2001 to $353,272 in 2002. Printing costs, postage and delivery, other production costs, selling expenses, franchise development expense, and depreciation and amortization, which aggregate to $1,259,531, decreased approximately 5%, from $1,338,995 in 2001, which is comparable to the increase in total revenues discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

First Quarter Ended March 31, 2002 Compared To First Quarter Ended
March 31, 2001

The Company has relied primarily on funds generated from the issuance of common stock and use of its line of credit to finance its operations and expansion. As of March 31, 2002, the Company had cash of $219,144, compared to $54,166 at March 31, 2001. Cash used in operating activities was $208,599 in 2002, compared to cash provided of $70,353 in 2001. This was primarily due to the net income of $77,237, depreciation and amortization of $75,115, accounts receivable of $103,352, and accrued expenses of $16,319. Cash used in investing activities was $109,153 in 2002, compared to cash provided of $500,592 in the first quarter ended in 2001. The change was primarily due to the removal of goodwill in the sale of a subsidiary of $180,800 and an increase in that due to related parties of $321,532. Cash provided by financing activities was $337,591 in 2002, compared to $512,860 in 2001. The decrease was primarily due to the settlement of a note payable of $500,000 and a change in a note payable of $215,631.

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

The independent auditors unaudited quarterly report for the period ended March 31, 2002 included in this Form states that the Company's working capital deficiency and shareholder's deficit raise substantial doubts about the Company's ability to continue as a going concern.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company may be exposed to fluctuations in interest rates. These fluctuations can vary the cost of financing, investing, and operating transactions.
New Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for
(a) the definition of employee for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods

In July 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 141, Business
Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible
Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.
The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December
31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

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

Forward Looking Statements.

The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the Company's ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-QSB will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

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

Limited operating history; anticipated losses; uncertainly of future results

The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the business model that the Company intends to market and the potential acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products and services. The Company expects that negative cash flow from operations could exist for the next 12 months as it continues to develop and market its products and services. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Potential fluctuations in quarterly operating results of the Company may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the demand for the Company's products and services; seasonal trends in demand and pricing of products and services; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new services and products by the Company or its competitors; price competition or pricing changes in the industry;
political risks and uncertainties involving the world's markets;
technical difficulties and general economic conditions. The Company's quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three month period ending March 31, 2002.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three month period ending March 31, 2002.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Reports on Form 8-K. No reports on Form 8-K were filed during the three month period covered in this Form 10-QSB.

     (b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.


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

                                       Next Generation Media Corp.

Dated: May 19, 2002                    By: /s/ Darryl Reed
                                       Darryl Reed, President