Form 10QSB/A
period 2002-03-31
NEXT GENERATION MEDIA CORP
filed 2002-06-06
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB/A
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2002

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

                                                              Vienna, Virginia
                                                                   May 8, 2002

                        Next Generation Media Corporation
                           Consolidated Balance Sheets
                             For the Periods Ended

                                     ASSETS

                                                    (Unaudited)    (Audited)
                                                      March 31     December 31
                                                        2002           2001

CURRENT ASSETS:
Cash and cash equivalents (Note 1)                    $   219,144  $  199,305
Accounts receivable, net of
 uncollectible accounts (Note 1)                          115,227     228,478
Notes receivable (Note 6)                                 333,608     333,608
Inventories (Note 1)                                       65,653      49,978
Deferred compensation                                      73,921      73,921
Employee loans and advances                                10,726         827
Prepaid expenses                                          117,219       8,105
Total current assets                                      935,498     894,222

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 3):
Computer equipment and software                           505,745     497,339
Furniture and fixtures                                  2,130,288   2,116,511
Leasehold improvements                                    171,223      88,754
Total property, plant and equipment                     2,807,256   2,702,604
Less accumulated depreciation                          (2,289,641) (2,251,598)
Net property, plant and equipment                         517,615     451,006

Intangibles, net of accumulated amortization
(Note 1)                                                  923,961     957,883

TOTAL ASSETS                                            2,377,074   2,303,111

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                      (Unaudited)

CURRENT LIABILITIES:
Notes payable, current portion (Note 4)                   322,585     296,479
Accounts payable                                          673,345     790,379
Accrued expenses                                           32,394      48,713
Severance payable                                          68,619      68,619
Pension payable                                             2,271       3,853
Sales tax payable                                         227,331     228,537
Deferred revenue                                                -      96,386

Total current liabilities                               1,326,545   1,532,966

LONG TERM LIABILITIES:
Notes payable (Notes 4 and 5)                              81,187           -

Total long term liabilities                                81,187           -

Total liabilities                                       1,407,732   1,532,966

STOCKHOLDERS' EQUITY (Note  7):
Common stock, $.01 par value, 50,000,000 shares
   authorized, 8,223,397 and 6,773,397                     82,234      67,734
  issued and outstanding, respectively
Additional paid in capital                              7,293,744   7,186,284
Accumulated deficit                                    (6,483,873) (6,483,873)
Net Loss - Year to Date                                    77,237           -

Total stockholders' equity                                969,342     770,145

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              2,377,074   2,303,111

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

                                       Next Generation Media Corp.

Dated: June 6, 2002                    By: /s/ Darryl Reed
                                       Darryl Reed, President