Form 10QSB
period 2002-06-30
NEXT GENERATION MEDIA CORP
filed 2002-08-21
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2002

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     As of June 30, 2002, the Company had 8,423,397 shares of common stock issued and outstanding, of which 8,164,650 were held by non-affiliates.

                                  TABLE OF CONTENTS

Part I - Financial Information                                         Page

Item 1.  Condensed Consolidated Interim
         Financial Statements

         Consolidated Statement of Earnings

         Consolidated Statement of Financial Position

         Consolidated Statement Of Stockholders' Equity

         Consolidated Statements Of Cash Flows

         Notes To Financial Statements

Item 2.  Management's Discussion And
             Analysis Of Financial Condition And Results Of Operations

Part I - Other Information

Item 1.  Legal Proceedings

Item 2.  Changes In Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

Signature

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                        Next Generation Media Corporation
                            Condensed Consolidated
                          Interim Financial Statements
                      For The Six Months Ended June 30, 2002
                        With Review Report of Independent
                            Certified Public Accountants

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

                                  REVIEW REPORT


To the Board of Directors and Stockholders of Next Generation Media Corporation

     We have reviewed the accompanying condensed consolidated statement of financial position of Next Generation Media Corporation (a Nevada Corporation) as of June 30, 2002 and 2001, and the related statements of earnings, stockholders' equity, and cash flows for the three-month and six-month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated interim financial statements is the representation of the management of Next Generation Media Corporation.

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

                                                         Vienna, Virginia
                                                          August 19, 2002

                      Next Generation Media Corporation
           Condensed Consolidated Statement of Earnings (Unaudited)
                           For The Periods Ended


                                                For the Three Months Ended     For the Six Months Ended
                                                June 30,           June 30,    June 30,        June 30,
                                                 2002               2001        2002            2001
REVENUES (Note 1):
Coupon sales, net of discounts                  $ 2,017,442       $ 2,130,761  $ 3,722,172   $ 3,897,405
Franchise fees                                       29,700             4,485       29,700        20,985
Commission income                                         -             6,733            -        16,483

     Total revenues                               2,047,142         2,141,979    3,751,872     3,934,873

COST OF GOODS SOLD:
Materials                                           330,526           348,143      604,184       652,242
Direct labor                                        462,641           456,006      883,170       904,263
Equipment repairs                                     9,265             8,580       24,212        19,572
Postage and delivery                                726,573           698,101    1,179,478     1,239,494
Payroll taxes from direct labor                      34,737            35,017       67,563        69,271

     Total cost of goods sold                     1,563,742         1,545,847    2,758,607     2,884,842

Gross margin                                        483,400           596,132      993,265     1,050,031

OPERATING EXPENSES:
401(k) matching (Note 2)                                  -               559            -        12,118
Advertising (Note 1)                                  1,628             1,362        2,128         2,716
Amortization (Note 1)                                33,742            34,372       67,843        67,843
Bad debt expense                                      7,500             7,500       15,000        15,000
Bank charges                                              -                 -            -            66
Commissions and fees                                  6,517            24,342        8,508        24,342
Credit card fees                                      2,634             1,794        5,371         1,794
Depreciation (Note 1)                                42,813            56,604       82,968       114,108
Employee benefits                                    34,526            35,701       73,702        82,906
Insurance                                            14,638             5,064       30,459        10,613
Meals and entertainment                                 385                44          579           883
Office expense                                        3,926             9,210        9,481        20,376
Officers compensation                                53,017            68,936      165,722       176,010
Other expenses                                        3,355             6,895        6,092        10,478
Payroll                                              45,734            48,962       76,110        80,845
Payroll taxes                                         5,982             6,265       13,518        14,347
Postage and delivery                                  1,325               911        2,781         3,629
Professional fees                                    39,006            47,963      115,242        89,080
Property taxes                                            -             7,025        3,900        14,050
Rent and pass thru expenses                          43,716           132,046       51,821       277,991
Repairs and maintenance                              12,678             1,209       14,791         7,641
Telephone                                             9,735            13,715       22,787        24,154
Travel and conferences                                7,351            12,286        8,047        17,112
Utilities                                             6,886            15,514       21,762        36,298

     Total operating expenses                       377,094           538,279       798,612    1,104,400

Gain/(Loss) from operations                         106,306            57,853       194,653      (54,369)

OTHER INCOME AND EXPENSES:
Interest income                                           -             9,000             -       18,000
Loss on Big Hub Settlement                                -                 -             -       (2,332)
Other income (expense)                                    -              (519)            -            -
Gain/(Loss) on equipment disposal                         -                 -         2,230            -
Gain/(Loss) on debt settlement                            -                 -        (7,793)           -
Interest expense                                     (3,993)          (15,005)       (9,540)     (28,665)

     Total other income (expense)                    (3,993)           (6,524)      (15,103)     (12,997)

Net Income/(Loss)                                   102,313            51,329       179,550      (67,366)

Gain/(Loss) applicable to common shareholders       102,313            51,329       179,550      (67,366)

Basic gain/(loss) per common share (Note 1)            0.01              0.01           0.02       (0.01)

Weighted average common shares outstanding        8,293,727         6,206,897      8,140,248   6,206,897

Diluted gain per common share (Note 1)                 0.01              0.01           0.02          NA

Fully diluted common shares outstanding          10,168,894         7,670,397     10,002,155   7,670,397


                See accompanying notes and accountant's review report

                         Next Generation Media Corporation
                             Consolidated Balance Sheets
                                For the Periods Ended

                                        ASSETS

                                             (Unaudited)       (Audited)
                                              June 30         December 31
                                               2002              2001

CURRENT ASSETS:
Cash and cash equivalents (Note 1)            $   140,853     $   199,305
Accounts receivable, net of
 uncollectible accounts (Note 1)                  251,868         228,478
Notes receivable (Note 6)                         333,608         333,608
Inventories (Note 1)                               54,808          49,978
Deferred compensation                              73,921          73,921
Employee loans and advances                         2,345             827
Prepaid expenses                                   67,219           8,105

     Total current assets                         924,622         894,222

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 3):
Computer equipment and software                   509,774         497,339
Furniture and fixtures                          2,133,642       2,116,511
Leasehold improvements                            172,778          88,754

     Total property, plant and equipment        2,816,194       2,702,604

Less accumulated depreciation                  (2,331,415)     (2,251,598)

     Net property, plant and equipment            484,779         451,006

Intangibles, net of accumulated amortization
(Note 1)                                          890,040         957,883

TOTAL ASSETS                                  $ 2,299,441     $ 2,303,111

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current portion (Note 4)           128,998         296,479
Accounts payable                                  672,698         790,379
Accrued expenses                                   32,394          48,713
Severance payable                                  68,619          68,619
Pension payable                                     2,271           3,853
Sales tax payable                                 234,525         228,537
Deferred revenue                                        -          96,386

     Total current liabilities                  1,139,505       1,532,966

LONG TERM LIABILITIES:
Notes payable (Notes 4 and 5)                      80,281               -

     Total long term liabilities                   80,281               -

     Total liabilities                          1,219,786       1,532,966

STOCKHOLDERS' EQUITY (Note  7):
Common stock, $.01 par value,
50,000,000 shares authorized, 8,423,397
and 6,773,397                                      84,234          67,734
issued and outstanding, respectively
Additional paid in capital                      7,299,744       7,186,284
Accumulated deficit                            (6,483,873)     (6,483,873)
Net Loss - Year to Date                           179,550               -

     Total stockholders' equity                 1,079,655         770,145

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY     $ 2,299,441     $ 2,303,111

              See accompanying notes and accountant's review report

Next Generation Media Corporation
Consolidated Statements of Stockholders' Equity-Unaudited


                                                               Additional
                                          Common Stock          Paid In          Accumulated
                                        Shares     Amount       Capital            Deficit      Total
Balance: January 31, 2001               6,206,897     62,069     7,135,409       (5,586,878)   $ 1,610,600

Common stock issued in
exchange for services                     300,000      3,000        33,000                -         36,000

Exercise of stock options                  97,500        975           975                -          1,950

Common stock issued in
exchange for services                     169,000      1,690        16,900                -         18,590

Net loss                                        -          -             -         (896,995)      (896,995)

Balance: December 31, 2001              6,773,397     67,734     7,186,284       (6,483,873)       770,145

Common stock issued in
exchange for services                   1,450,000     14,500        70,500                -         85,000

Employee stock options                          -          -        36,960                -         36,960

Common stock issued in
exchange for services                     200,000      2,000         6,000                -          8,000

Net Income - Year to Date                       -          -             -          179,550        179,550

Balance: June 30, 2002                  8,423,397     84,234     7,299,744       (6,304,323)     1,079,655


                   See accompanying notes and accountant's review report

                             Next Generation Media Corporation
                            Statement of Cash Flows - Unaudited
                               For The Three Months Ended

                                                       June 30        June 30
                                                         2002           2001

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income/(loss)                                     $    102,313   $  51,329
Adjustments to reconcile net
income to net cash
provided by operating
activities:
Depreciation and amortization                              75,695       90,976
(Increase) decrease in assets
Accounts receivable                                      (128,260)     (67,758)
Inventories                                                10,845       67,852
Prepaids and other current assets                          50,783        7,178
Increase (decrease) in liabilities
Accounts payable                                          114,102      (33,285)
Accrued expenses                                                -       12,019
Wages payable                                                   -       (2,894)
Deferred revenue                                                -      (42,595)

Net cash flows (used) by
  operating activities                                    225,478       82,822

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of property and equipment                         (8,938)           -

Net cash provided/(used) by investing activities           (8,938)           -

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds form issuance of common stock                  8,000            -
Change in  note payable                                  (302,831)     (17,211)

Net cash provided/(used) by financing activities         (294,831)     (17,211)

                See accompanying notes and accountant's review report

                          Next Generation Media Corporation
                       Notes to Financial Statements-Unaudited
                                   June 30, 2002

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and its subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB40.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At June 30, 2002, the Company had approximately 37 active area franchise operations located throughout the United States.

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

Depreciation expense for the three months ended June 30, 2002 and 2001 amounted to $42,813 and $56,604 respectively.

Intangibles:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from five (5) to ten (10) years. The Company
periodically evaluates the  goodwill for possible  impairment.   The
analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment. In addition, the Company has a covenant not to compete, which is being amortized over five (5) years. Amortization expense for the three months ended June 30, 2002 and 2001 amounted to $33,742 and $34,372 respectively.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended June 30, 2002 and 2001 was $1,628 and $1,362 respectively.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of June 30, 2002.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Uncollectible accounts as of June 30, 2002 was $210,958.

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

As of June 30, 2002, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation                                    Common Stock

Stock options outstanding as of June 30, 2002
with a weighted average exercise price per share
of $0.42                                                      1,875,167

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of June 30, 2002.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 12% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The Corporation contributed $0 and $559 in the three months ended June 30, 2002 and 2001 respectively.

NOTE 3 - PROPERTY & EQUIPMENT

Property and Equipment consists of the following:

                                                       June 30, 2002

Furniture and equipment                                 $2,133,642
Computer equipment                                         509,774
Leasehold improvements                                     172,778
                                                        $2,816,194
Accumulated depreciation and amortization               (2,331,415)

Net property and equipment                              $  484,779

NOTE 4 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:

June 30, 2002                                                       Amount

Line of credit from Prosperity Bank with a face amount of
$90,000, interest is payable as it accrues at the banks' prime
rate, this line is secured by a Certificate of Deposit              $ 90,000

Note payable to CIT Group, interest of 10% on principal only, collateralized by the equipment of United Marketing Solutions, Inc. $ 14,398

Note payable to BancFirst, collateralized by the Company's
property and equipment.   Terms are a twenty-four month,
interest at prime plus 1%,  monthly payments of $8,500
principal plus accrued interest.                                    $104,881

                                                                    $209,279

Less: Current portion                                               $128,998

Long-term portion                                                   $ 80,281

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

NOTE 7 - COMMON STOCK

During the three months ended June 30, 2002, the Company issued
200,000 shares in exchange for services rendered.

NOTE 8 - SEGMENT INFORMATION

The Company has one reportable segment for the three months ended June 30, 2002: United Marketing Solutions. United was acquired on April 1, 1999. United is a wholly-owned subsidiary, with different management teams and different products and services. United operates a direct mail marketing business. The accounting policies of the reportable segment is the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segment for the three months ended June 30, 2002.

Three months ended
June 30, 2002             United      Parent      Eliminations     Total

Revenue                 $2,047,142    $        0  $        0     $2,047,142
Segment profit (loss)      186,523       (84,210)          0        102,313

Total assets             2,068,162       613,528    (382,249)     2,299,441

NOTE 9 - EMPLOYEE STOCK INCENTIVE PLAN

On December 26, 2001, the Company adopted the Employee Stock
Incentive Plan authorizing 3,000,000 shares at a maximum offering price of $0.10 per share for the purpose of providing employees equity-based compensation incentives.

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

Total revenue decreased 4.4%, to $2,047,142 in the quarter ended June 30, 2002 from $2,141,979 in the second quarter of 2001. Total revenues decreased 4.7%, to $3,751,872 in the six month period ended June 30, 2002 from $3,934,873 in the same period of 2001.

Total operating expenses decreased 30.0% to $377,094 in the quarter ended June 30, 2002 from $538,279 in the second quarter of 2001. The greatest percentage of this reduction in expenses was due to a reduction in rent and pass through expense. Total operating expenses decreased 27.7% to $798,612 in the six-month period ended June 30, 2002 from $1,104,400 in the same period of 2001.

Total gain from operations for the quarter ending June 30, 2002 were $106,306 as compared to a gain of $57,853 for the quarter ending June 30, 2001. The six months ended June 30, 2002 had a gain of $194,653 as compared to a loss of $54,369 for the same period.

Cash provided by operating activities was $225,478 for the period ended June 30, 2002 compared to cash used of $82,822 for the period ended June 30, 2001. This was primarily due to an increase in accounts payable, as well as an increase in accounts receivable.

Cash used in investing activities was $8,398 for the period ended June 30, 2002, compared to $0 for the period ended June 30, 2001. This was primarily due to a purchase of property and equipment.

Cash used by financing activities was $294,831 for the period ended June 30, 2002, compared to cash used in financing activities of $17,211 for the period ended June 30, 2001. This was primarily due a change in a note payable.

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

The independent auditors unaudited quarterly report for the period ended June 30, 2002 included in this Form states that the Company's working capital deficiency and shareholder's deficit raise substantial doubts about the Company's ability to continue as a going concern.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending June 30, 2002.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three month period ending June 30, 2002.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB.

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

99.1    Certification pursuant of President to 18 U.S.C. Section
        1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

99.2    Certification pursuant of Chief Financial Officer to 18
        U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Next Generation Media Corp.

Dated: August 19, 2002                          By: /s/ Darryl Reed
                                                Darryl Reed, President