Form 10QSB
period 2002-09-30
NEXT GENERATION MEDIA CORP
filed 2002-11-19
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2002

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     As of November 5, 2002, the Company had 10,223,397 shares of common stock issued and outstanding.

                                 TABLE OF CONTENTS

Part I - Financial Information                                    Page

Item 1.  Condensed Consolidated Interim Financial Statements

         Consolidated Statement of Earnings

         Consolidated Statement of Financial Position

         Consolidated Statement of Stockholders' Equity

         Consolidated Statement of Cash Flows - Three Months

         Consolidated Statement of Cash Flows - Nine Months

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

Signature

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                         Next Generation Media Corporation
                            Condensed Consolidated
                          Interim Financial Statements
                     For The Three and Nine Month Periods Ended
                                  September 30, 2002
                         With Review Report of Independent
                           Certified Public Accountants



                                    TURNER, JONES AND ASSOCIATES, P.L.L.C.
                                          CERTIFIED PUBLIC ACCOUNTANTS

Table of Contents                                                     Page

Review Report of Independent Certified Public Accountants                2

Condensed Consolidated Interim Financial Statements

    Consolidated Statement of Earnings                                   3

    Consolidated Statement of Financial Position                         5

    Consolidated Statement of Stockholders' Equity                       7

    Consolidated Statement of Cash Flows - Three Months                  8

    Consolidated Statement of Cash Flows - Nine Months                  10

Notes to Financial Statements                                           12

                                   REVIEW REPORT


To the Board of Directors and Stockholders of Next Generation Media Corporation

     We have reviewed the accompanying condensed consolidated statement of financial position of Next Generation Media Corporation (a Nevada Corporation) as of September 30, 2002 and 2001, and the related statements of earnings, stockholders' equity, and cash flows for the three-month and nine-month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated interim financial statements is the representation of the management of Next Generation Media Corporation.

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

Vienna, Virginia
November 14,2002

                     Next Generation Media Corporation
         Condensed Consolidated Statement of Earnings (Unaudited)
                          For The Periods Ended


                                               For the Three Months Ended      For the Nine Months Ended
                                               Sept. 30,         Sept. 30,     Sept. 30,       Sept. 30,
                                                  2002            2001          2002             2001
REVENUES (Note 1):
Coupon sales, net of discounts                 $ 1,925,517       $  1,677,938    $  5,647,689  $ 5,575,342
Franchise fees                                      54,600                  -          84,300       20,985
Commission income                                        -             12,946               -       29,429

Total revenues                                   1,980,117          1,690,884       5,731,989    5,625,756

COST OF GOODS SOLD:
Materials                                          243,085            226,360         847,269      943,620
Direct labor                                       507,837            450,823       1,391,008    1,355,086
Equipment repairs                                   20,090             16,162          44,302       35,734
Postage and delivery                               588,214            490,566       1,772,239    1,730,060
Payroll taxes from direct labor                     38,850             34,459         106,412      103,740

Total cost of goods sold                         1,398,076          1,218,380       4,161,230    4,107,923

Gross margin                                       582,041            419,506       1,570,759    1,517,833

OPERATING EXPENSES:
401(k) administrative expense                            -              2,200               -        2,200
401(k) matching                                          -              6,199               -       18,317
Advertising (Note 1)                                 2,687                266           4,815        9,784
Amortization (Note 1)                               33,921             33,921         101,764      101,764
Bad debt expense                                     7,500              7,500          22,500       22,500
Commissions and fees                                13,436              9,741          22,819       34,083
Credit card fees                                         -              2,895           5,371        4,689
Depreciation (Note 1)                               41,340             57,212         124,308      171,319
Employee benefits                                   40,448             49,968         114,150      132,874
Insurance                                            8,067             12,049          38,526       22,662
Meals and entertainment                              2,124                524           2,703        1,407
Office expense                                       5,196             22,090          23,679       42,532
Officers compensation                               68,288             45,965         234,010      221,975
Other expenses                                       2,836             50,549           7,721       61,027
Payroll                                             31,211             38,836         107,321      119,681
Payroll taxes                                        4,927             12,034          18,444       26,381
Postage and delivery                                 1,200              1,684           3,981        5,313
Professional fees                                   49,288            105,841         213,654      194,921
Property taxes                                       7,800                  -          11,700       14,050
Rent and pass thru expenses                         43,716            145,543          95,537      423,534
Repairs and maintenance                              6,650              3,847          21,441       11,488
Telephone                                           11,392             11,279          34,179       35,433
Travel and conferences                                   -              8,372           3,500       25,484
Utilities                                           27,531             18,736          49,293       55,034

Total operating expenses                           409,558            638,851       1,211,416    1,737,935

Gain/(Loss) from operations                        172,483           (166,347)        359,343     (220,102)

OTHER INCOME AND EXPENSES:
Interest income                                         -               3,404               -       14,596
Other income (expense)                                  -                 615               -       (2,332)
Gain/(Loss) on lawsuit settlement                  33,035                   -          33,035            -
Gain/(Loss) on equipment disposal                       -                   -           2,230            -
Interest expense                                   (7,341)              1,323         (16,882)     (27,341)

Total other income (expense)                       25,694              (1,466)          18,383     (15,077)

Net Income/(Loss)                                 198,177            (167,813)        377,726     (235,179)

Gain/(Loss) applicable to common shareholders     198,177            (167,813)        377,726     (235,179)

Basic gain/(loss) per common share (Note 1)           0.02              (0.03)           0.04        (0.04)

Weighted average common shares outstanding      10,223,397          6,262,071       9,021,016    6,227,479

Diluted gain per common share (Note 1)                0.02                 NA            0.03           NA

Fully diluted common shares outstanding         12,498,564          7,767,021      10,906,214    7,630,998


See accompanying notes and accountant's review report

                              Next Generation Media Corporation
                                Consolidated Balance Sheets
                                   For the Periods Ended

                                           ASSETS

                                                 (Unaudited)       (Audited)
                                                 September 30,     December 31,
                                                     2002             2001

CURRENT ASSETS:
Cash and cash equivalents (Note 1)               $    299,192     $    199,305
Accounts receivable, net of
uncollectible accounts (Note 1)                       606,307          228,478
Notes receivable (Note 6)                             333,608          333,608
Inventories (Note 1)                                   72,420           49,978
Deferred compensation                                       -           73,921
Employee loans and advances                                 -              827
Prepaid expenses                                       33,311            8,105

Total current assets                                1,344,838          894,222

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 3):
Computer equipment and software                       511,684          497,339
Furniture and fixtures                              2,133,642        2,116,511
Leasehold improvements                                167,675           88,754

Total property, plant and equipment                 2,813,001        2,702,604

Less accumulated depreciation                      (2,372,755)      (2,251,598)

Net property, plant and equipment                     440,246          451,006

Intangibles, net of accumulated amortization
(Note 1)                                              856,119          957,883

TOTAL ASSETS                                        2,641,203        2,303,111

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current portion (Note 4)              192,928           296,479
Accounts payable                                     506,817           790,379
Accrued expenses                                      82,867            48,713
Severance payable                                          -            68,619
Pension payable                                            -             3,853
Sales tax payable                                    233,545           228,537
Deferred revenue                                     218,843            96,386

Total current liabilities                          1,235,000         1,532,966

LONG TERM LIABILITIES:
Notes payable (Note 4)                               128,372                 -

Total long term liabilities                          128,372                 -

Total liabilities                                  1,363,372         1,532,966

STOCKHOLDERS' EQUITY (Note  7):
Common stock, $.01 par value, 50,000,000 shares
authorized, 10,223,397 and 6,773,397                 102,234            67,734
issued and outstanding, respectively

Additional paid in capital                         7,371,744         7,186,284
Less treasury stock, at cost, 1,800,000 shares       (90,000)                -
Accumulated deficit                               (6,483,873)       (6,483,873)
Net Income - Year to Date                            377,726                 -

Total stockholders' equity                         1,277,831           770,145

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         2,641,203         2,303,111

See accompanying notes and accountant's review report

                         Next Generation Media Corporation
             Consolidated Statements of Stockholders' Equity-Unaudited



                                                             Additional
                                     Common Stock             Paid In            Accumulated
                                  Shares       Amount         Capital              Deficit        Total
Balance: January 31, 2001         6,206,897        62,069      7,135,409          (5,586,878) $1,610,600

Common stock issued in
exchange for services               300,000         3,000         33,000                   -      36,000

Exercise of stock options            97,500           975            975                   -       1,950

Common stock issued in
exchange for services               169,000        16,900         16,900                   -      18,590

Net loss                                  -             -              -            (896,995)   (896,995)

Balance: December 31, 2001        6,773,397        67,734      7,186,284          (6,483,873)    770,145

Common stock issued in
exchange for services             1,450,000        14,500         70,500                   -      85,000

Employee stock options                    -             -         36,960                   -      36,960

Common stock issued in
exchange for services             2,000,000        20,000         78,000                   -      98,000

Net Income - Year to Date                 -             -              -             287,726     287,726

Balance: September 30, 2002      10,223,397       102,234      7,371,744          (6,196,147)  1,277,831




See accompanying notes and accountant's review report

                         Next Generation Media Corporation
                        Statement of Cash Flows - Unaudited
                            For The Three Months Ended

                                               September 30,     September 30,
                                                    2002             2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                              $    198,177      $   (167,813)
Adjustments to reconcile net
income to net cash provided by operating
activities:
Stock issued for services                                 -            36,000
Depreciation and amortization                        75,261            91,133
(Increase) decrease in assets
Accounts receivable                                (352,094)         (336,251)
Inventories                                         (17,612)           57,626
Deferred compensation                                73,921                 -
Prepaids and other current assets                    33,908           273,752
Increase (decrease) in liabilities
Accounts payable                                    (58,523)          284,003
Accrued expenses                                     50,473          (198,660)
Wages payable                                      (108,338)                -
Severance payable                                   (68,619)          (16,761)
Pensions payable                                     (2,271)                -
Deferred revenue                                    218,843           (34,281)

Net cash flows provided/(used) by
operating activities                                 43,126           (11,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                    3,193                 -

Net cash provided by investing activities             3,193                 -

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds form issuance of stock                       -             1,950
Change in  note payable                             112,020           (32,186)

Net cash provided/(used) by financing activities    112,020           (30,236)

NET INCREASE/(DECREASE) IN CASH                     158,339           (41,488)

CASH, BEGINNING OF PERIOD                           140,853           119,776

CASH, END OF PERIOD                                 299,192            78,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest                                              7,341             3,404

          See accompanying notes and accountant's review report

                      Next Generation Media Corporation
                     Statement of Cash Flows - Unaudited
                        For The Nine Months Ended

                                               September 30,     September 30,
                                                    2002             2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                              $    287,726      $   (235,179)
Adjustments to reconcile net
income to net cash provided by operating
activities:
Stock issued for services                          219,960             36,000
Depreciation and amortization                      222,921            453,883
(Increase) decrease in assets
Accounts receivable                               (377,002)            98,621
Inventories                                        (22,442)            81,442
Deferred compensation                               73,921                  -
Prepaids and other current assets                  (25,206)           280,522
Increase (decrease) in liabilities
Accounts payable                                  (170,216)           322,729
Accrued expenses                                    34,154           (338,184)
Wages payable                                     (108,338)           (19,655)
Severance payable                                  (68,619)                 -
Pensions payable                                    (3,853)                 -
Deferred revenue                                   122,457           (126,600)

Net cash flows provided by
operating activities                               185,463            553,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Due to related parties                                   -           (112,288)
Purchase of property and equipment                (110,397)            (1,740)

Net cash provided by investing activities         (110,397)          (114,028)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds form issuance of stock options              -              1,950
Removal of note payable due to Big Hub
settlement (Note 5)                                      -           (500,000)
Change in  note payable                             24,821                  -

Net cash provided/(used) by financing activities    24,821           (498,050)

NET INCREASE/(DECREASE) IN CASH                     99,887            (58,499)

CASH, BEGINNING OF PERIOD                          199,305            136,787

CASH, END OF PERIOD                                299,192             78,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest                                            16,882             27,341

See accompanying notes and accountant's review report

                       Next Generation Media Corporation
                    Notes to Financial Statements-Unaudited
                              September 30, 2002

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and its subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB40.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United
Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At September 30, 2002, the Company had approximately 39 active area franchise operations located throughout the United States.

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

Depreciation expense for the three months ended September 30, 2002 and 2001 amounted to $41,340 and $57,212 respectively.

Intangibles:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from five (5) to ten (10) years.  The Company
periodically evaluates the  goodwill for possible  impairment.   The
analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment. In addition, the Company has a covenant not to compete, which is being amortized over five (5) years. Amortization expense for the three months ended September 30, 2002 and 2001 amounted to $33,921 and $33,921 respectively.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended September 30, 2002 and 2001 was $2,687 and $266 respectively.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of September 30, 2002 and 2001.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Uncollectible accounts as of September 30, 2002 and 2001 was $335,563 and $25,839, respectively.

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

As of September 30, 2002, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation                                     Common Stock

Stock options outstanding as of September 30, 2002             1,875,167

Stock options outstanding as of September 30, 2001             1,672,667

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of September 30, 2002 and 2001.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 12% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The Corporation contributed $0 and $6,199 in the three months ended September 30, 2002 and 2001 respectively.

NOTE 3 - PROPERTY & EQUIPMENT

Property and Equipment consists of the following:

                                                           September 30, 2002

Furniture and equipment                                         $2,133,642
Computer equipment                                                 511,684
Leasehold improvements                                             167,675
                                                                $2,813,001
Accumulated depreciation and amortization                       (2,372,755)

Net property and equipment                                      $  440,246

                                                           September 30, 2001

Furniture, fixtures and equipment                               $3,615,017
Computer equipment                                                 832,969
Leasehold improvements                                              88,754
                                                                $4,536,740
Accumulated depreciation and amortization                       (3,955,741)

Net property and equipment                                      $  580,999

NOTE 4 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:

September 30, 2002                                                  Amount

Obligation to CIT Group, bearing interest at 10%, the
loan is payable in fifty-six monthly installments of $500,
including interest, and is collateralized by the property and
equipment of the Company.                                            $ 20,388

Note payable to BancFirst, collateralized by the Company's
property and equipment.   Terms are a twenty-four monthly
installments of $8,200 principal plus accrued interest.              $ 55,681

Confessed judgement promissory note to Joel Sens, collateralized by the good faith of the Company.  Terms are a twenty-four month note at 10% interest, monthly payments of $2,999 including
interest.                                                            $ 52,505

Promissory note payable to former executive, payable in
twenty-four installments of $3,542 at 0% interest.                   $ 81,458

Obligation to PS Business Parks bearing interest at 5%.  The loan is payable in thirty-six monthly installments of $3,896, including interest, and is collateralized by the property and equipment of
the Company.                                                         $102,769

Obligation to Xerox in twenty-four monthly installments  of $500.
The obligation is collateralized by the good faith of the Company.   $  8,500

                                                                     $321,300

Less: Current portion                                                $192,928
Long-term portion                                                    $128,372

September 30, 2001                                                    Amount

Line of credit from Prosperity Bank with a face amount of
$90,000, interest is payable as it accrues at the banks' prime rate (7.5% as of 12/31/2000), this line is secured by a Certificate
of Deposit held by the former President of the Company.              $ 90,000

Note payable to CIT Group, interest of 10% on principal only, monthly principal payments of $8,200 plus interest, due in January 2001, collateralized by the equipment of United Marketing Solutions, Inc.,
and as of the date of this report is currently in default.           $ 32,996

Note payable to BancFirst, interest at prime plus 1% (8.5% at
December 31, 2000), monthly payments of principal and interest of $12,500, collateralized by the Company's property, plant and equipment.  The note payable was due in September of 2000 and was in default.  Terms renegotiated to twenty-four month, interest at prime plus 1%, monthly payments of $8,500 principal plus
accrued interest.                                                    $171,730

Total notes payable and line of credit                               $294,726
Less: Current portion                                                $294,726
Long-term portion                                                    $      0

NOTE 5 - BIG HUB SETTLEMENT

On February 6, 2001, a settlement was reached between TheBigHub.com ("Big Hub"), the Company, and major shareholders of the Company. As part of the settlement, Big Hub returned all but 242,732 shares of the Company's common stock to the major shareholders involved, and all stock options. The major shareholders retain their shares and options in Big Hub. Big Hub forever releases and discharges the Company from all obligations relating to the $622,288 dollars advanced to the Company. The Company forever releases and discharges Big Hub from all obligations relating to $199,620 owed to the Company from Big Hub. Additionally the Company releases Big Hub from all obligations in regards to the promised delivery of the "Tool Kit Technology" (never delivered). Big Hub retains the 250,000 shares of the Company's common stock transferred to Big Hub as original
consideration of promised delivery of "Tool Kit Technology".   The
Company agrees to provide audited financial statements to Big Hub on a consolidated basis. The major shareholders of Big Hub and the Company agree to release, acquit and further discharge all parties involved as a result of this agreement.

NOTE 6 - NOTES RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default, the Company's management considers the note collectible.

NOTE 7 - COMMON STOCK

During the three months ended September 30, 2002, the Company did not issue any shares.

On September 14, 2001, the Company issued 150,000 shares of common stock valued at $18,000 to Dailyfinancial.com for future professional services to be rendered in public relations.

On September 14, 2001, the company issued 150,000 shares of common stock valued at $18,000 to Paul Cummings for future professional services to be rendered in the development of the Company's web site.

NOTE 8 - SEGMENT INFORMATION

The Company has one reportable segment for the three months ended September 30, 2002: United Marketing Solutions. United was acquired on April 1, 1999. United is a wholly-owned subsidiary, with different management teams and different products and services. United operates a direct mail marketing business. The accounting policies of the reportable segment is the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segment for the three months ended September 30, 2002 and 2001.

Three months ended
September 30, 2002         United       Parent      Eliminations      Total

Revenue                    $1,944,700   $      0    $          0    $1,944,700

Segment profit (loss)         369,217   (171,040)              0       198,177

Total assets                2,673,398    350,054        (382,249)    2,641,203

Three months ended
September 30, 2001         United       Parent      Eliminations       Total

Revenue                    $1,690,884   $       0   $           0   $1,690,884

Segment profit (loss)         (89,430)    (78,383)              0     (167,813)

Total assets                2,107,807    1,597,563       (678,165)   3,027,205

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

NOTE 11 - GAIN ON LEGAL SETTLEMENT

The Company settled two lawsuits during the period ending September 30, 2002. A settlement with a former executive resulted in a $98,035 gain. A settlement with a former consultant resulted in a $65,000 loss.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

Total revenues increased 14.7%, to $1,980,117 in the quarter ended September 30, 2002 from $1,690,884 in the third quarter of 2001. Total revenues increased 1.9%, to $5,731,989 in the nine-month period ended September 30, 2002 from $5,625,756 in the same period of 2001.

Total operating expenses decreased 35.9% to $409,558 in the quarter ended September 30, 2002 from $638,851 in the third quarter of 2002. The greatest percentage of this reduction in expenses was due to a reduction in rent, professional fees and pass through expense. Total operating expenses decreased 31.3% to $1,211,416 in the nine-month period ended September 30, 2002 from $1,737,935 in the same period of 2001.

Total gain from operations for the quarter ending September 30, 2002 was $172,483 as compared to a loss of $166,347 for the quarter ending September 30, 2001. The nine months ended September 30, 2002 had a gain of $359,343 as compared to a loss of $220,102 for the same period.

Cash provided by operating activities was $43,126 for the period ended September 30, 2002 compared to cash used of $11,252 for the period ended September 30, 2001. This was primarily due to an increase in deferred revenues.

Cash used in investing activities was $3,193for the period ended
September 30, 2002, compared to $0 for the period ended September 30, 2001. This was primarily due to a purchase of property and equipment.

Cash used by financing activities was $112,020 for the period ended September 30, 2002, compared to cash used in financing activities of $30,236 for the period ended September 30, 2001. This was primarily due a change in a note payable.

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

The independent auditors unaudited quarterly report for the period ended September 30, 2002 included in this Form states that the Company's working capital deficiency and shareholder's deficit raise substantial doubts about the Company's ability to continue as a going concern.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending September 30, 2002.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three month period ending September 30, 2002.

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

99.1    Certification pursuant of President to 18 U.S.C. Section
        1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

99.2    Certification pursuant of Chief Financial Officer to 18
        U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

                                    CERTIFICATIONS

I, Darryl Reed, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Next
Generation Media Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

 /s/ Darryl Reed
Darryl Reed, President

                                     CERTIFICATIONS

I, Phillip Trigg, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Next
Generation Media Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

 /s/ Phillip Trigg
Phillip Trigg, Treasurer

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Next Generation Media Corp.

Dated: November 14, 2002                   By: /s/ Darryl Reed
                                           Darryl Reed, President