Form 10KSB
period 2002-12-31
NEXT GENERATION MEDIA CORP
filed 2003-04-04
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

The Company had $7,325,085 in revenue for the fiscal year ended on December 31, 2002. The aggregate market value of the voting stock held by non-affiliates of the Company as of April 4, 2003: Common Stock, par value $0.001 per share -- $562,403. As of April 4, 2002, the Company had 9,673,397 shares of common stock issued and outstanding, of which 9,373,397 were held by non-affiliates.

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

ITEM 3.     Legal Proceedings.....................

ITEM 4.     Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.     Market for Common Equity and Other Shareholder Matters

ITEM 6.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

ITEM 7.     Financial Statements....................

ITEM 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
            16(a) of the Exchange Act

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

The Company acquired United on April 1, 1999. Originally founded in 1981 as United Coupon Corporation, United has operated within the cooperative direct mail industry for twenty years. United has diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in three communication mediums: direct mail, direct marketing and Internet marketing. United offers advertising and marketing products and services through a network of franchisees in twenty states, with the largest concentration being in the northeast United States. United provides full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, services providers and professionals as resources to help them generate "trial and repeat" customers. United's core product, the cooperative coupon envelope, reaches in excess of eighteen million mailboxes per year with an estimated four hundred million coupons.

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

Employees

As of December 31, 2002, the Company, through United, had approximately 72 employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES.

The Company's principal executive and administrative offices are located at 7644 Dynatech Court, Springfield, Virginia 22153. The Company recently relocated to this address to reduce operating expenses. The current yearly rent for this new facility is expected to be approximately $267,892 per year for a term scheduled to expire in 2006. The Company considers these offices to be adequate and suitable for its current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters that were submitted during the fourth quarter of the fiscal year 2002 to a vote of the security holders.

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

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2002

                                         High     Low

Quarter Ended December 31, 2002           .05     .011
Quarter Ended September 30, 2002          .08     .015
Quarter Ended June 30, 2002               .11     .035
Quarter Ended March 31, 2002              .40     .065

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2001

                                         High     Low

Quarter Ended December 31, 2001           .23     .055
Quarter Ended September 30, 2001          .85      .10
Quarter Ended June 30, 2001              2.75      .60
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

Holders of Common Equity

As of April 4, 2003, there were approximately 594 shareholders of record of the Company's common stock.

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

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

Total revenues increased approximately 2.0%, from $7,325,085 in 2001 to $7,223,285 in 2002. The Company explains the increase by the further development of its business plan in coordination with increasing franchisees. Total operating expenses decreased approximately 10%, from $7,909,826 in 2001 to $7,141,502 in 2002.
Printing costs, postage and delivery, other production costs, selling expenses, franchise development expense, and depreciation and amortization, which aggregate to $5,369,828, stayed approximately constant as in 2001, which is comparable to the increase in total revenues discussed above. General and administrative expenses decreased approximately 32% from $2,618,765 in 2001 to $1,771,674 in 2001. This decrease is primarily due to a reduction in rent and pass through expenses, as well as bad debt expense.

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

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

The Company has relied primarily on funds generated from the issuance of common stock and use of its line of credit to finance its operations and expansion. As of December 31, 2002, the Company had cash and cash equivalents of $125,356, compared to $199,305 at December 31, 2001. Cash provided in operating activities was $73,962 in 2002, compared to cash used by operating activities of $563,760 in 2001. This was primarily due to the increase in receivables to $138,056, a decrease in accounts payable to $485,612 and an increased use of payment for services through the use of common stock of the Company, from $54,590 in 2001 to $148,000 in 2002. Cash used in investing activities was $112,758 in 2002, compared to cash provided of $57,312 in 2001. The change was primarily due to the removal of goodwill in the sale of a subsidiary of $180,800 and an increase in that due to related parties of $122,288 in 2001, coupled with the purchase of new equipment in 2002. Cash used by financing activities was $35,153 in 2002, compared to $558,554 in 2001. The decrease was primarily due to the settlement of a note payable of $500,000.

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

The Company has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company. During the year ended December 31, 2002, the Company issued 2,750,000 shares of common stock for services rendered.

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

Potential fluctuations in quarterly operating results may fluctuate Significantly in the future as a result of a variety of factors, most of which Are outside the Company's control including: the demand for the Company's products and services; seasonal trends in demand and pricing of products and services; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new services and products by the Company or its competitors; price competition or pricing changes in the industry;
political risks and uncertainties involving the world's markets;
technical difficulties and general economic conditions. The Company's quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

Management of Growth

The Company may experience growth in the number of employees relative to its current levels of employment and the scope of its operations. In particular, the Company may need to hire sales, marketing and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company may experience difficulty in filling its needs for qualified sales, and other personnel.

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

ITEM 7. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2002, and for the year ended December 31, 2001 are presented in a separate section of this report following Part IV.

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

Darryl Reed, President/CEO/Director

Mr. Darryl Reed is the current President of the Company. His background includes seven years in the financial services industry. His primary career has been with New York Life Insurance Company, a major insurance company, and certain of its subsidiaries since October 1995. Such subsidiaries included #1A Eagle Strategies Corp., a registered investment adviser, where Mr. Reed worked from April 1997 until May 2000. Mr. Reed holds several licenses in the financial services industry, including Series 7, 63 and 65. He has a BS in Finance from the University of Florida and an MS from the American College, Philadelphia, PA. He is also the President, CEO and a director of Pre-Settlement Funding Corporation.

Leon Zajdel, Director, Chairman of the Board

Leon Zajdel has been a director of the Company since April 1999. Mr. Zajdel was founder and has served as President of Energy Guard Corp., a manufacturer and retailer of replacement windows, located in Beltsville, MD, since 1972.

Phillip Trigg, Treasurer, Secretary and Director

Phillip Trigg has been secretary and treasurer since November 2000.

Mr. Trigg has served with United Marketing Solutions since August
1995 in a variety of positions including Senior Vice President of Franchise Sales and Business Development and COO.

Melissa Held, Director

Ms. Held was appointed to the Board of Directors in November 2002. She possesses an extensive background in financial management and real estate. Ms. Held has served with Merril Lynch in a variety of positions over the past eight years, as a Sales Associate from 1994 to 1998, as a Senior Sepcialist, Interactive Technology from 1998 to 2000 and as Asst. Vice President, Consultative Training Services from 2000 to present. Ms. Held has a BA in Communications from Hollins College (1993).

Fernando Mathov, Director

Mr. Mathov was appointed to the Board of Directors in February 2003. He possesses an extensive background as a project manager, systems engineer and consultant in the telecommunications industry with various companies. Currently Mr. Mathov holds two positions, as a Technical Solutions Manager from 1997 to the present at Media and Entertainment Vertical EMC Corporation, and as a Project Manager at
Informix Software    from 1994 to the present.  Mr. Mathov has a BS in
Computer Science (1989) and an MBA in Management Science (1991), both from Virginia Polytechnic Institute and State University.

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

Based solely on a review of the Forms 5 with respect to the fiscal year ended December 31, 2002 and subsequently, the Company is unaware that any required reports were not timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's Chief Executive Officer. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2002 and prior.

Summary Compensation Table




                                 Annual compensation          Long-term compensation
                                                              Awards         Payouts
Name and                                      Other           Restricted     Securities             All
principal               Salary     Bonus      Annual            Stock        Underlying    LTIP     other
position         Year     $          $        Compensation      Awards         Options     payouts  compen
                                                 $                $            (SAR'S)              sations
                                                                                  #           $       $
  (a)             (b)     (c)       (d)         (e)              (f)             (g)         (h)      (i)

Darryl Reed,     2002   $150,000     0           0                0               0           0        0
President(2)     2001   $ 36,000(1)  0           0                0               0           0        0


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

Insurance Plans

The Company makes available to all full-time employees medical and dental plan benefits. Employees are eligible to participate in company insurance plans when they complete 90 days of service with the Company.

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

Stock Option Plan.

The Company has also filed a Stock Option Plan for Employees on Form S-8 in December 2001. The Company had not issued any Stock Options pursuant to the Plan included therein to any employees as of December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of April 4, 2003 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of         Name and Address             Amount of          Percent of
  Class          of Beneficial Owner (1)     Beneficial            Class
                                             Ownership (2)

Common Stock     Darryl Reed                   225,000(3)           2.33%
                 7644 Dynatech Court
                 Springfield,
                 Virginia 22153

Common Stock     Leon Zajdel                    58,747              0.6%
                 7644 Dynatech Court
                 Springfield,
                 Virginia 22153

Common Stock     Melissa Held                     0                 0.0%
                 7644 Dynatech Court
                 Springfield,
                 Virginia 22153

Common Stock     Phillip Trigg                 25,000               0.2%
                 7644 Dynatech Court
                 Springfield,
                 Virginia 22153

Common Stock     Fernando Mathov                 0                  0.00%
                 7644 Dynatech Court
                 Springfield,
                 Virginia 22153

Common Stock     Shares of all directors and  308,747               3.13$
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

Index to Financial Statements and Schedules.                     Page
Audit Report of Independent Certified Public Accountants
Consolidated Balance Sheets........
Consolidated Statements of Income..........
Consolidated Statements of Stockholders' Equity.........
Consolidated Statements of Cash Flows..........
Notes to Financial Statements

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

                                  CERTIFICATION

I, Darryl Reed, certify that:

1.   I have reviewed this report on Form 10-KSB of Next Generation
Media Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  April 4, 2003

/s/ Darryl Reed
Darryl Reed, President


                                 CERTIFICATION


I, Phillip Trigg, certify that:

1.   I have reviewed this report on Form 10-KSB of Next Generation
Media Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  April 4, 2003

/s/ Phillip Trigg
Phillip Trigg, Treasurer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Next Generation Media Corp.

Dated: April 4, 2003                        By: /s/ Darryl Reed
                                            Darryl Reed, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature              Title                            Date

/s/ Darryl Reed        President//CEO/Director          April 4, 2003
Darryl Reed

/s/Phillip Trigg       Secretary/Treasurer              April 4, 2003
Phillip Trigg

/s/Leon Zadjel         Director                         April 4, 2003
Leon Zajdel

/s/ Melissa Held       Director                         April 4, 2003
Melissa Held

/s/ Fernando Mathov    Director                         April 4, 2003
Fernando Mathov

                                  EXHIBIT INDEX

Exhibit                   Description
No.

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

99.1    Certification pursuant of President to 18 U.S.C. Section
        1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

99.2    Certification pursuant of Treasurer to 18 U.S.C.
        Section 1350, as adopted to Section 906 of the Sarbanes
        Oxley Act of 2002.

                                 Exhibit 99.1

In connection with the Report of Next Generation Media Corp. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darryl Reed, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.

By: /s/  Darryl Reed
Darryl Reed, President

                          Exhibit 99.2

In connection with the Report of Next Generation Media Corp. (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Phillip Trigg, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.

By: /s/  Phillip Trigg
Phillip Trigg, Treasurer

                    Next Generation Media Corporation
                         Financial Statements
            For The Years Ended December 31, 2002 and 2001
                   With Audit Report of Independent
                      Certified Public Accountants


                   TURNER, JONES AND ASSOCIATES, P.L.L.C.
                         CERTIFIED PUBLIC ACCOUNTANTS


Table of Contents                                                    Page

Audit Report of Independent Certified Public Accountants                2

Financial Statements
    Consolidated Balance Sheet                                          3

    Consolidated Statements of Income                                   5

    Consolidated Statements of Stockholders' Deficit                    7

    Consolidated Statements of Cash Flows                               8

Notes to Financial Statements                                          10

                            INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

     We have audited the accompanying consolidated balance sheet of Next Generation Media Corporation (a Nevada Incorporation) as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit according to generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Media Corporation as of December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Vienna, Virginia
March 10, 2003

                      Next Generation Media Corporation
                          Consolidated Balance Sheet
                             As of December 31, 2002

                                    ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 1)                           $   125,356
Accounts receivable, net of
   uncollectible accounts (Notes 1 and 9)                        379,862
Notes receivable (Note 9)                                        275,275
Accrued interest receivable                                       45,833
Inventories (Note 1)                                              55,908
Prepaid expenses and other current assets                         64,857
Total current assets                                             947,091

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 3):
Equipment                                                      1,334,599
Furniture and fixtures                                            56,650
Leasehold improvements                                            78,921
Total property, plant and equipment                            1,470,170
Less accumulated depreciation                                 (1,069,377)
Net property, plant and equipment                                400,793

Intangibles, net of accumulated amortization (Note 10)           822,197

TOTAL ASSETS                                                   2,170,081

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current portion (Note 4)                          127,151
Accounts payable                                                 377,017
Accrued expenses                                                 181,311
Sales tax payable                                                228,759

Total current liabilities                                        914,238

LONG TERM LIABILITIES:
Notes payable (Note 4)                                            97,215

Total long term liabilities                                       97,215

Total liabilities                                              1,011,453

STOCKHOLDERS' EQUITY (Note  8):
Common stock, $.01 par value,
50,000,000 shares authorized, 9,523,397 issued and
outstanding                                                       95,234

Additional paid in capital                                     7,343,744

Accumulated deficit                                           (6,280,350)

Total stockholders' equity                                     1,158,628

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     2,170,081

            See accompanying notes and accountant's audit report

                       Next Generation Media Corporation
                       Consolidated Statements of Income
                For The Years Ended December 31, 2002 and 2001

                                                          2002       2001

REVENUES (Note 1) :
Coupon sales, net discounts                            $ 7,223,285 $ 7,111,133
Franchise fees                                             101,800      20,985
Total revenues                                           7,325,085   7,132,118

COST OF GOODS SOLD:
Materials                                                1,081,976   1,072,534
Direct labor                                             1,850,059   1,793,148
Equipment repairs                                           64,605      47,751
Postage and delivery                                     2,231,852   2,239,494
Payroll taxes                                              141,336     138,134

Total cost of goods sold                                 5,369,828   5,291,061

Gross margin                                             1,955,257   1,841,057

GENERAL AND ADMINISTRATIVE EXPENSES:
401(k) administration fees                                   1,400       2,200
401(k) matching (Note 2)                                    20,572           -
Advertising (Note 1)                                         6,818      24,796
Amortization (Note 10)                                     135,685     135,685
Bad debt expense                                            58,905     462,619
Bank charges                                                   190         110
Commissions and fees                                        11,697      34,321
Credit card fees                                             6,897       6,616
Depreciation (Notes 1 and 3)                               166,122     198,660
Employee benefits                                          143,867     162,526
Insurance                                                   37,361      44,280
Meals and entertainment                                     12,353       1,239
Office expense                                              34,189      24,150
Officers compensation                                      332,278     298,715
Other expenses                                              24,293      33,129
Payroll                                                    121,936     140,407
Payroll taxes                                               22,716      42,627
Postage and delivery                                         4,852       6,113
Professional fees                                          255,892     182,409
Property taxes                                              18,442      28,100
Rent and pass thru expenses (Note 5)                       180,607     620,578
Repairs and maintenance                                     30,894      11,481
Telephone                                                   48,188      48,755
Travel and conferences                                      28,818      23,341
Utilities                                                   66,702      67,908
Website hosting                                                  -      18,000

Total general and administrative                         1,771,674   2,618,765

Gain/(Loss) from operations                                183,583    (777,708)

OTHER INCOME AND EXPENSES:
Gain/loss of settlements                                   (65,000)    (57,332)
Forgiveness of debt                                        105,535      26,683
Interest expense                                           (22,825)    (29,486)
Interest income                                                  -      36,000
Gain/loss on disposal of equipment                           2,230     (95,152)

Total other income (expense)                                19,940    (119,287)

Gain/(Loss) before provision for income tax                203,523    (896,995)

Provision for income tax (Note 9):                               -           -

Net income                                                 203,523    (896,995)

Gain/(loss) applicable to common shareholders              203,523    (896,995)

Basic income/(loss) per common share (Note 1)                 0.02       (0.14)

Weighted average common shares outstanding               9,239,698   6,326,829

Diluted income/(loss) per common share (Note 1)               0.02          NA

Fully diluted common shares outstanding                 11,051,368   7,776,284

               See accompanying notes and accountant's audit report

                         Next Generation Media Corporation
                  Consolidated Statements of Stockholders' Deficit



                                                                Additional
                                         Common Stock            Paid In          Accumulated
                                      Shares        Amount       Capital            Deficit      Total
Balance: December 31, 2000           6,206,897  $   62,069       $  7,135,409     $ (5,586,878)  1,610,600
Common stock issued in
  exchange for services                300,000       3,000             33,000                -      36,000
Exercise of stock options               97,500         975                975                -       1,950
Common stock issued in
  exchange for services                169,000       1,690             16,900                -      18,590
Net loss                                     -           -                  -         (896,995)   (896,995)

Balance: December 31, 2001           6,773,397      67,734          7,186,284       (6,483,873)    770,145
Common stock issued in
  exchange for services              1,450,000      14,500             70,500                -      85,000
Employee stock options                       -           -             36,960                -      36,960
Common stock issued in
  exchange for services              2,000,000      20,000             78,000                -      98,000
Cancellation of issued shares
  due to non performance (Note 8)     (700,000)     (7,000)           (28,000)               -     (35,000)

Net Income                                   -           -                  -          203,523     203,523

Balance: December 31, 2002           9,523,397      95,234          7,343,744       (6,280,350)  1,158,628



                              Next Generation Media Corporation
                                  Statement of Cash Flows
                         For The Years Ended December 31, 2002 and 2001

                                                         2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $   203,523  $  (896,995)

Adjustments to reconcile net income to net cash
provided by operating activities:
Stock issued for services                                 148,000       54,590
Depreciation and amortization                             298,656      334,345
(Increase)/decrease in assets
Receivables                                              (138,056)   1,010,156
Inventories                                                (5,930)      90,386
Deferred compensation                                      73,921            -
Net change in accumulated depreciation
and equipment due to disposal                                   -      102,112
Prepaids and other current assets                         (56,752)      41,240
Increase/(decrease) in liabilities
Accounts payable                                         (485,612)     303,964
Accrued expenses                                          132,598     (416,230)
Wages payable                                                   -      (27,219)
Deferred revenue                                          (96,386)     (32,589)
Net cash flows provided/(used) by
operating activities                                       73,962      563,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Removal of goodwill in sale of subsidiary                       -      180,800
Due to related parties                                          -     (122,288)
Purchase of equipment                                    (112,758)      (1,200)
Net cash used by investing activities                    (112,758)      57,312

CASH FLOWS FROM FINANCING
ACTIVITIES
Net proceeds from issuance of options                     36,960         1,950
Removal of note due to legal settlement (Note 7)               -      (500,000)
Repayment of note payable                                (72,113)      (60,504)

Net cash provided by financing activities                (35,153)     (558,554)

NET INCREASE (DECREASE) IN CASH                          (73,949)       62,518

CASH, BEGINNING OF PERIOD                                199,305       136,787

CASH, END OF PERIOD                                      125,356       199,305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Income taxes                                                   -             -
Interest                                                  22,825        29,486

               See accompanying notes and accountant's audit report

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At December 31, 2002, the Company had approximately 37 active area franchise operations located throughout the United States.

Property and Equipment:

Property and equipment are stated at cost. The company uses the straight line method in computing depreciation for financial statement purposes.

Expenditures for repairs and maintenance are charged to income, and renewals and replacements are capitalized. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts.

Estimated useful lives are as follows:

Equipment                           5 years
Furniture, fixtures and equipment   7 years
Leasehold Improvements             39 years

Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $166,122 and $198,660 respectively.

Intangibles:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from five (5) to ten (10) years. The Company periodically evaluates the goodwill for possible impairment by comparing future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment. In addition, the Company has a covenant not to compete, which is being amortized over five (5) years.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the years ended December 31, 2002 and 2001 were $6,818 and $24,796 respectively.

Revenue Recognition:

The Company recognizes revenue from the design, production and printing of coupons upon delivery. Revenues from initial franchise fees is recognized when substantially all services or conditions relating to the sale have been substantially performed. Franchise support and other fees are recognized when billed to the franchisee. Amounts billed or collected in advance of final delivery or shipments are reported as deferred revenue.

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists for either of the two years ending December 31, 2002 and 2001.

Comprehensive Income:

The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Comprehensive income as defined includes all changes to equity except that resulting from investments by owners and distribution to owners. The Company has no item of comprehensive income to report.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation.

New  Accounting Pronouncements:

In June of 1998, the Financial Accounting Standards Board issued SFAS
No. 133, Accounting for Derivative Instruments and Hedging
Activities. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The
Company does not use derivative instruments either in hedging or as investments. The Company will adopt this accounting standard, as amended, on January 1, 2001. The standard has no material impact on the financial statements for the periods ending December 31, 2002 and 2001.

In December of 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective in the quarter ended December 31, 2000, and requires companies to report any changes in revenue recognition as a cumulative effect of a change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company periodically assesses the impact of SAB 101 on its financial position and operations.

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

Income Taxes:

The Corporation uses Statement of Financial Standards No. 109 Accounting for Income Taxes (SFAS No. 109) in reporting deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for expected future income tax consequences of events that have been recognized in the company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences in financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which temporary differences are expected to reverse.

Risks and Uncertainties:

The Company operates in an environment where intense competition exists from other companies. This competition, along with increases in the price of paper, can impact the pricing and profitability of the Company.

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feel will be uncollectible. Uncollectible accounts as of December 31, 2002 were $256,604.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings Per Common Share:

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Dilated earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilative common shares outstanding during the period. The Company had 1,562,500 and 1,575,167 options issued and outstanding as of December 31, 2002 and 2001 to purchase stock. Stock options have been excluded as common stock equivalents in the diluted earnings per share for 2001 because they are anti-dilative.

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries for the periods ended December 31, 2002 and 2001.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 12% of their salary to be contributed before income taxes up to the annual limit set by the Internal Revenue Code. The Corporation contributed $20,572 and $0 in 2002 and 2001 respectively.

NOTE 3 - PROPERTY, PLANT & EQUIPMENT

Property, Plant and Equipment consists of the following:

December 31, 2002

Furniture, fixtures and equipment                          $56,650
Computer equipment                                       1,334,599
Leasehold improvements                                      78,921
                                                        $1,470,170
Accumulated depreciation and amortization               (1,069,377)
Net property and equipment                                 400,793

NOTE 4 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:

December 31, 2002

Obligation to CIT Group, bearing interest at 10%, the loan is payable in
    fifty-six monthly installments of $500, including interest, and
    is collateralized by the property and equipment of the Company.    $ 19,389

Note payable to BancFirst, collateralized by the Company's

    property and equipment.  Terms are twenty-four monthly
    installments of $8,200 principal plus accrued interest.            $ 31,281

Promissory note payable to former executive, payable in

    twenty-four installments of $3,452 at 0% interest.                 $ 74,375

Obligation to PS Business Parks bearing interest at 5%.  The loan is payable in thirty-six monthly installments of $3,896,
    including interest, and is collateralized by the property and
    equipment of the Company.                                            92,321

Obligation to Xerox in twenty-four monthly installments of $500.

    The obligation is collateralized by the good faith of the
    Company.                                                              7,000
Total Notes Payable                                                    $224,366
Less: Current portion                                                  $127,151
Long-term portion                                                     $  97,215

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company changed the location of its corporate headquarters and main operating facility on February 1, 2002.

Future minimum payments required under the lease are as follows:

Year Ending December 31,                            Amount

2003                                                $248,924
2004                                                 258,881
2005                                                 269,237
2006                                                 280,006
2007                                                  23,409
                                                  $1,080,457

Rent expense for the years ended December 31, 2002 and 2001 were $180,607 and $620,578.

The Company is party to various legal matters encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these matters will not have a material adverse effect on the Company's financial position or the future results of operations.

NOTE 6 - INCOME TAXES

Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Management has provided a valuation allowance for net deferred tax assets as of December 31, 2002 and 2001, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

The company filed a consolidated return, with a tax liability of $0 for the year 2002. At December 31, 2002, the Company had net operating loss carry forwards for federal income tax purposes of approximately $2,650,000, which are available to offset future taxable income, if any, on a scheduled basis through 2022.

NOTE 7 - BIGHUB SETTLEMENT

On February 6, 2001, a settlement was reached between TheBigHub.com ("Big Hub"), the Company, and major shareholders of the Company. As part of the settlement, Big Hub returned all but 242,732 shares of the Company's common stock to the major shareholders involved, and all stock options. The major shareholders retain their shares and options in Big Hub. Big Hub forever releases and discharges the Company from all obligations relating to the $622,288 dollars advanced to the Company. The Company forever releases and discharges Big Hub from all obligations relating to $199,620 owed to the Company from Big Hub. Additionally, the Company releases Big Hub from all obligations in regards to the promised delivery of the "Tool Kit Technology" (never delivered). Big Hub retains the 250,000 shares of the Company's common stock transferred to the Big Hub as original consideration of promised delivery of "Tool Kit Technology". The Company agrees to provide audited financial statements to Big Hub on a consolidated basis. The major shareholders of the Company, Big Hub, and the Company agree to release, acquit, and further discharge all parties involved as a result of this agreement.

NOTE 8 - COMMON STOCK

In 2002, the Company issued 3,450,000 shares of common stock valued at $173,000 in exchange for consulting services. 700,000 of those shares valued at $35,000 were later cancelled for non-performance. Net issuance for consulting expenses for the year ending 2002 were 2,750,000 shares of common stock valued at $138,000.

On October 11, 2001, an option holder exercised options for 97,500 shares for $1,950. In 2001, the Company issued 469,000 shares of common stock valued at $54,590 in exchange for consulting services, public relations, and website development services.

NOTE 9 - NOTE AND TRADE RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 and a trade receivable for $270,000 in conjunction with the sale of Independent News, Inc. Both the note and trade receivable are outstanding and currently in default. The Company's management considers both collectible. An allowance for uncollectible accounts of $100,000 and $135,000 has been established.

NOTE 10 - INTANGIBLE ASSETS

Intangible assets consist of the following items:

December 31, 2002

Goodwill                                     $1,326,850
Covenant not to compete                          15,000
                                              1,341,850
Less accumulated amortization                   519,653
Intangible assets, net                          822,197

Amortization expense for the years ended December 31, 2002 and December 31, 2001 were $135,685 and $135,685.

NOTE 11 - DEFERRED REVENUE

During the 2001, the Company received $96,386 for services to be performed in 2002. When the services were performed, the amount was recognized as income in 2002.

NOTE 12 - PUBLIC STOCK LISTING

Next Generation Media Corporation common stock began trading on the OTC Bulletin Board on June 11, 2001, under the symbol NGMC. This is the company's first public listing.

NOTE 13 - SEGMENT INFORMATION

The Company has one reportable segment for the twelve month periods ended December 31, 2002 and 2001: United Marketing Solutions. United was acquired on April 1, 1999. The entity is a wholly-owned subsidiary. United operates a direct mail marketing business. The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segments for the periods ending December 31, 2002 and 2001 are presented below:

Year Ended
December 31, 2002        Segment      Parent      Eliminations        Total

Revenue                 7,325,085          0                 0      7,325,085
Segment profit/(loss)     658,769   (455,246)                0        203,523
Total assets            2,258,545    293,784          (382,249)     2,170,081

Year Ended
December 31, 2001        Segment      Parent      Eliminations         Total

Revenue                 7,132,118          0                 0      7,132,118
Segment profit/(loss)    (175,848)  (721,147)                0       (896,995)
Total assets            1,859,751    825,609          (382,249)     2,303,111

NOTE 14 - LIQUIDITY AND FUTURE PROSPECTS

As of December 31, 2001 the Company had a large portion of its trade payable and accrued liabilities significantly past due. The Company had negative working capital and therefore the independent auditor report was issued as a going concern. In 2002, the Company drastically reduced it operating expenses, operated at a profit, removed large amounts of debt and greatly improved its financial standing. Therefore the Company is no longer considered a going concern and the independent auditor's report reflects the change.

NOTE 16 - RECLASSIFICATIONS

Certain amounts on the 2001 financial statements have been reclassified to conform with the 2002 presentation.

                            EXHIBIT INDEX

Exhibit                    Description
No.

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