Form 10QSB
period 2003-03-31
NEXT GENERATION MEDIA CORP
filed 2003-05-15
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2003

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X N .

     As of May 1, 2003, the Company had 9,523,397 shares of common stock issued and outstanding.

                                 Table of Contents

                                                                 Page

Part I - Financial Information

Item 1. Financial Statements

Review Report of Independent Certified Public Accountants

Financial Statements

    Consolidated Balance Sheets

    Consolidated Statements of Income

    Consolidated Statements of Stockholders' Equity

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

Signature

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                      Next Generation Media Corporation
                   Consolidated Interim Financial Statements
                  For The Three Months Ended March 31, 2003
                      With Review Report of Independent
                         Certified Public Accountants
                       TURNER, JONES AND ASSOCIATES, P.L.L.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

Table of Contents

                                                                Page

Review Report of Independent Certified Public Accountants

Financial Statements

    Consolidated Balance Sheets

    Consolidated Statements of Income

    Consolidated Statements of Stockholders' Equity

    Consolidated Statements of Cash Flows

Notes to Financial Statements

              REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153


     We have reviewed the accompanying consolidated balance sheets of Next Generation Media Corporation (a Nevada Corporation) as of March 31, 2003 and the related statements of income, stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated interim financial statements is the representation of the management of Next Generation Media Corporation.

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

Vienna, Virginia
May 7, 2003

                         Next Generation Media Corporation
                            Consolidated Balance Sheets
                              For the Periods Ended

                                      ASSETS
                                                  (Unaudited)     (Audited)
                                                   March 31,      December 31,
                                                     2003            2002

CURRENT ASSETS:
Cash and cash equivalents (Note 1)                $    212,427    $    125,356
Accounts receivable, net of
    uncollectible accounts (Note 1)                    422,759         379,862
Notes receivable (Note 4)                              321,108         321,108
Inventories (Note 1)                                    60,929          55,908
Prepaid expenses & other current assets                 41,046          64,857
Total current assets                                 1,058,269         947,091

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 3):
Equipment                                            1,334,598       1,334,599
Furniture and fixtures                                  56,650          56,650
Leasehold improvements                                  79,845          78,921
Total property, plant and equipment                  1,471,093       1,470,170

Less accumulated depreciation                       (1,109,532)     (1,069,377)
Net property, plant and equipment                      361,561         400,793
Intangibles, net of accumulated amortization
(Note 1)                                               788,276         822,197
TOTAL ASSETS                                         2,208,106       2,170,081

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current portion (Note 3)                106,506        127,151
Accounts  and other payables                           372,994        377,017
Accrued expenses                                       200,341        181,311
Sales tax payable                                      232,997        228,759
Total current liabilities                              912,838        914,238

LONG TERM LIABILITIES:
Notes payable (Notes 3)                                 63,352         97,215
Total long term liabilities                             63,352         97,215
Total liabilities                                      976,190      1,011,453

STOCKHOLDERS' EQUITY (Note  5):
Common stock, $.01 par value, 50,000,000 shares
   authorized and 9,523,397                             95,234         95,234
   issued and outstanding
Additional paid in capital                           7,343,744      7,343,744
Accumulated deficit                                 (6,207,067)    (6,280,350)
Total stockholders' equity                           1,231,916      1,158,628

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           2,208,106      2,170,081

                 See accompanying notes and accountant's review report

                               Next Generation Media Corporation
                         Consolidated Statements of Income - Unaudited
                                For The Three Months Ended

                                                 March 31,          March 31,
                                                   2003               2002

REVENUES (Note 1):
Coupon sales, net of discounts                   $ 1,772,527     $  1,700,230
Franchise fees                                        26,600            4,500
Total revenues                                     1,799,127        1,704,730

COST OF GOODS SOLD:
Materials                                            258,865          273,251
Direct labor                                         425,056          420,530
Other direct costs                                    12,323           14,947
Postage and delivery                                 551,811          517,978
Payroll taxes from direct labor                       32,677           32,825
Total cost of goods sold                           1,280,732        1,259,531
Gross margin                                         518,395          445,199

GENERAL AND ADMINISTRATIVE EXPENSES:
401(k) matching (Note 2)                              10,500                -
Advertising (Note 1)                                   2,904              499
Amortization (Note 1)                                 33,922           33,922
Bad debt expense                                       7,500                -
Depreciation (Note 1)                                 40,155           41,193
Group health                                          40,966           38,806
Employee stock options                                     -           36,960
Insurance                                              5,140           15,822
Meals and entertainment                                4,898              194
Office expense                                         4,327            5,554
Other expenses                                        29,104            8,218
Payroll                                               95,557          106,121
Payroll taxes                                         15,131            7,536
Postage and delivery                                   1,445            1,456
Professional fees                                     45,426           22,352
Property taxes                                         3,900            3,900
Rent and pass thru expenses                           75,383                -
Repairs and maintenance                                5,657            2,114
Telephone                                              8,578           13,052
Travel and conferences                                   143              696
Utilities                                             12,356           14,877
Total operating expenses                             442,992          353,272
Gain/(Loss) from operations                           75,403           91,927

OTHER INCOME AND EXPENSES:
Gain/(Loss) on equipment dispos                            -           (1,350)
Gain/(Loss) on debt settlement                             -           (7,793)
Interest expense                                       2,115           (5,547)
Total other income (expense)                           2,115          (14,690)
Net income                                            73,288           77,237
Loss applicable to common shareholders                73,288           77,237

Basic gain/(loss) per common share (Note 1)           0.0077           0.0097

Weighted average common shares outstanding         9,523,397        7,985,064

Diluted gain per common share                         0.0064           0.0079

Fully diluted common shares outstanding           11,371,897        9,833,564

                See accompanying notes and accountant's review report

                          Next Generation Media Corporation
           Consolidated Statements of Stockholders' Equity-Unaudited



                                                               Additional
                                        Common Stock            Paid In          Accumulated
                                     Shares      Amount          Capital           Deficit         Total
Balance: January 1, 2002             6,773,397     67,734        7,186,284       (6,483,873)       770,145

Common stock issued in
exchange for services                3,450,000     34,500          148,500                -        183,000

Employee stock options                       -          -           36,960                -         36,960

Cancellation of shares issued         (700,000)    (7,000.00)      (28,000)                        (35,000)

Net Income - Year to Date                    -          -                -          203,523        203,523

Balance: December 31, 2002           9,523,397     95,234        7,343,744       (6,280,350)     1,158,628

Net Income - Year to Date                    -          -                -           73,288         73,288

Balance: March 31, 2003              9,523,397     95,234        7,343,744       (6,207,062)     1,231,916







                    See accompanying notes and accountant's review report

                                 Next Generation Media Corporation
                                Statement of Cash Flows - Unaudited
                                    For The Three Months Ended
                                             March 31

                                                     March 31        March 31
                                                       2003            2002

CASH FLOWS FROM OPERATING ACTIVITIES:                   73,288
Net income/(loss)                                                      77,237
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                           74,077         75,115
(Increase) decrease in assets
Accounts receivable                                    (42,898)       103,352
Inventories                                             (5,021)       (15,675)
Prepaids and other current assets                       23,811       (109,114)
Net change in fixed assets and accumulated
 depreciation due to equipment disposal                      -          1,350
Increase (decrease) in liabilities
Accounts and other payables                                215       (228,159)
Accrued expenses                                        19,030        (16,319)
Deferred revenue                                                      (96,386)
Net cash flows (used) by operating activities          142,502       (208,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                        (923)      (109,153)
Net cash provided/(used) by investing activities          (923)      (109,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds form issuance of common stock                   -         85,000
Employee stock options                                       -         36,960
Change in  notes payable                               (54,508)       215,631
Net cash provided/(used) by financing activities       (54,508)       337,591

NET INCREASE/(DECREASE) IN CASH                         87,071         19,839

CASH, BEGINNING OF PERIOD                              125,356        199,305

CASH, END OF PERIOD                                    212,427        219,144

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Income taxes                                                 -              -
Interest                                                 2,115          5,547

              See accompanying notes and accountant's review report


                          Next Generation Media Corporation
                        Notes to Financial Statements-Unaudited
                                  March 31, 2003

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and it's subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-KSB.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At March 31, 2003, the Company had approximately 37 active area franchise operations located throughout the United States.

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

Depreciation expense for the three months ended March 31, 2003 amounted to $40,155.

Intangibles:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from five (5) to ten (10) years. The Company
periodically evaluates the goodwill for possible impairment.   The
analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment. In addition, the Company has a covenant not to compete, which is being amortized over five (5) years. Amortization expense for the three months ended March 31, 2003 was to $33,922.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended March 31, 2003 was $2,904.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of March 31, 2003.

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

New Accounting Pronouncements:

FASB Interpretation No. 45 - In November 2002, the FASB issued interpretation No. 45, Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which changes the accounting for, and disclosure of, guarantees. Beginning with transactions entered into after December 31, 2002, the Interpretation requires certain guarantees to be recorded at fair value, which is different from prior practice, which was generally to record a liability only when a loss was probable and reasonably estimable, as defined by SFAS No. 5, Accounting for Contingencies. In general, FIN 45 applies to contracts or indemnification agreements that require Next Generation Media Corporation to make payments to a guaranteed third-party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The accounting provisions of FIN 45 apply only to new transactions entered into after December 31, 2002. FIN 45 immediately requires new disclosures effective immediately. The adoption of FIN45 does not have a material impact on the Company's financial position, results of operations or cash flows.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Uncollectible accounts as of March 31, 2003 was $29,104.

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

As of March 31, 2003, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation

Stock options outstanding as of March 31, 2003 with a weighted average exercise price per share of $0.42 was 1,875,167

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of March 31, 2003.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 12% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The Corporation elected to match contribution up to three percent (3%) of participate contribution.

NOTE 3 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:

March 31, 2003                                                          Amount

Note payable to CIT Group, interest of 10% on principal only,
collateralized by the equipment of United Marketing Solutions, Inc.    $ 18,365

Note payable to PS Business Parks, face amount of $130,000,
interest at 5%, payable over three years.                              $ 81,743

Note payable to Xerox Corporation, face amount of $14,500,
payable over two years.                                                $  6,000

Promissory note payable to former executive payable in twenty-four
monthly installments of $3,452 at 0% interest                          $ 63,750
                                                                       $169,858
Less: Current portion                                                  $106,506

Long-term portion                                                      $ 63,352

NOTE 4 - NOTES RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default, the Company's management considers the note collectible.

NOTE 5 - COMMON STOCK

During the three months ended March 31, 2003 and 2002, the Company issued 0 and 1,450,000 shares respectively in exchange for services rendered.

NOTE 6 - SEGMENT INFORMATION

The Company has one reportable segment for the three months ended March 31, 2003: United Marketing Solutions. United was acquired on April 1, 1999. United is a wholly owned subsidiary, with different management teams and different products and services. Unitedoperates a direct mail marketing business. The accounting policies of the reportable segment is the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segment for the three months ended March 31, 2003.

Three months ended
  March 31, 2003           United        Parent        Eliminations      Total

Revenue                  $1,799,127       $ 0              $ 0       $1,799,127

Segment profit (loss)       141,660     (68,372)             0           73,288

Total assets              1,209,659    1,454,036      (382,249)       2,281,446

NOTE 7 - EMPLOYEE STOCK INCENTIVE PLAN

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

Total revenues increased 5.3%, to $1,799,127 in the quarter ended
March 31, 2003 from $1,704,730 in the first quarter of 2002. Total gross margin after reduction for total cost of goods sold increased from $518,395 in March 31, 2003 from $445,199 in the first quarter of 2002.

Total operating expenses increased 20.1% to $442,992 in the quarter ended March 31, 2003 from $353,272 in the first quarter of 2002. The greatest percentage of this increase in expenses was due to an increase in rent and pass through expense. Total gain from operations for the quarter ending March 31, 2003 was $75,403 as compared to a gain of $91,927 for the quarter ending March 31, 2002.

Net cash provided by operating activities was $142,502 for the period ended March 31, 2003 compared to cash used of $208,599 for the period ended March 31, 2002. This was primarily due to changes in accounts and other payables.

Cash used by investing activities was $923 for the period ended March 31, 2003, compared to $109,153 for the period ended March 31, 2002. This was primarily due to purchase of property and equipment.

Cash used by financing activities was $54,508 for the period ended March 31, 2003, compared to cash provided by financing activities of $337,591 for the period ended September 30, 2001. This was primarily due a change in a note payable, employees stock options and net proceeds from the issuance of common stock.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing may be required in order to meet the Company's current and projected cash flow deficits from operations. The Company may obtain financing in the form of equity in the future in order to provide necessary working capital.
The Company currently has no other commitments for financing. There are no assurances the Company will be successful in raising the funds required.

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

The Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending March 31, 2003.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending March 31, 2003.

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

Date:  May 14, 2003

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

Date:  May 14, 2002

/s/ Phillip Trigg
Phillip Trigg, Treasurer

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Next Generation Media Corp.

Dated: May 14, 2002                    By: /s/ Darryl Reed
                                       Darryl Reed, President