Form 10QSB
period 2003-06-30
NEXT GENERATION MEDIA CORP
filed 2003-08-15
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2003

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     As of June 30, 2003, the Company had 9,523,397 shares of common stock issued and outstanding.

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

Signature

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                      Next Generation Media Corporation
                           Condensed Consolidated
                        Interim Financial Statements
                   For The Six Months Ended June 30, 2003
                     With Review Report of Independent
                        Certified Public Accountants

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


                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153


     We have reviewed the accompanying consolidated balance sheet of Next Generation Media Corporation (a Nevada Incorporation) as of June 30, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for each of the six months and three months then ended, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated interim financial statements is the representation of the management of Next Generation Media Corporation.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements in order for them to be in conformity with generally accepted accounting principles of the United States of America.

Vienna, Virginia
August 4, 2003

                       Next Generation Media Corporation
            Condensed Consolidated Statement of Earnings (Unaudited)
                            For The Periods Ended

                               For the Three Months        For the Six Months
                                     Ended                      Ended
                               June 30,      June 30,    June 30,    June 30,
                                2003          2002        2003        2002

REVENUES (Note 1):
Coupon sales, net of discounts $ 1,816,035 $ 2,017,442 $ 3,588,563 $ 3,722,172
Franchise fees                      31,100      29,700      57,700      29,700

Total revenues                   1,847,135   2,047,142   3,646,263   3,751,872

COST OF GOODS SOLD:
Materials                          291,099     330,526     550,097     604,184
Direct labor                       438,111     462,641     863,167     883,170
Equipment repairs                    7,982       9,265      20,173      24,212
Postage and delivery               555,082     726,573   1,106,893   1,179,478
Payroll taxes from direct labor     33,707      34,737      66,384      67,563
Total cost of goods sold         1,325,981   1,563,742   2,606,714   2,758,607

Gross margin                       521,154     483,400   1,039,549     993,265

OPERATING EXPENSES:
 401(k) matching (Note 2)           10,500           -      21,000           -
 Advertising (Note 1)               18,365       1,628      23,417       2,128
 Amortization (Note 1)              33,921      33,742      67,843      67,843
 Bad debt expense                    7,500       7,500      15,000      15,000
 Bank charges                        4,390           -       6,362           -
 Commissions and fees                    -       6,517           -       8,508
 Credit card fees                        -       2,634           -       5,371
 Depreciation (Note 1)              40,155      42,813      80,310      82,968
 Employee benefits                  33,186      34,526      74,151      73,702
 Insurance - other                   5,127      14,638      10,267      30,459
 Meals and entertainment             5,080         385       9,978         579
 Office expense                      7,440       3,926      13,171       9,481
 Other expenses                      7,727       3,355      31,308       6,092
 Payroll                           103,872      45,734     199,876     241,832
 Payroll taxes                       7,512       5,982      22,195      13,518
 Postage and delivery                1,210       1,325       2,655       2,781
 Professional fees                  18,941      39,006      64,368     115,242
 Property taxes                      3,900           -       7,800       3,900
 Rent and pass thru expenses        75,805      43,716     151,188      51,821
 Repairs and maintenance            12,030      12,678      17,687      14,791
 Telephone                           7,596       9,735      16,174      22,787
 Travel and conferences                  -       7,351         141       8,047
 Utilities                          14,725       6,886      27,081      21,762

Total operating expenses           418,982     377,094     861,972     798,612

Gain/(Loss) from operations        102,172     106,306     177,577     194,653

OTHER INCOME AND EXPENSES:
Interest income                        268           -           -           -
Other income (expense)               1,650           -       1,650           -
Gain/(Loss) on equipment disposal        -           -           -       2,230
Gain/(Loss) on debt settlement           -           -           -      (7,793)
Interest expense                         -      (3,993)     (1,846)     (9,540)

Total other income (expense)         1,918      (3,993)       (196)    (15,103)

Net Income/(Loss)                  104,090     102,313     177,381     179,550

Gain/(Loss) applicable to common
 Shareholders                      104,090     102,313     177,381     179,550

Basic gain/(loss) per common share
 (Note 1)                             0.01        0.01        0.02        0.02

Weighted average common
 shares outstanding              9,523,397   8,293,727   9,523,397   8,140,248

Diluted gain per common share
 (Note 1)                             0.01        0.01        0.02        0.02

Fully diluted common shares
 Outstanding                    10,863,397  10,168,894  10,863,397  10,002,155

               See accompanying notes and accountant's review report

                             Next Generation Media Corporation
                               Consolidated Balance Sheets
                                 For the Periods Ended
                                        ASSETS

                                              (Unaudited)          (Audited)
                                                June 30           December 31,
                                                  2003                2002

CURRENT ASSETS:
Cash and cash equivalents (Note 1)             $  159,785        $   125,356
Accounts receivable, net of
    uncollectible accounts (Note 1)               445,791            379,862
Notes receivable (Note 6)                         311,108            321,108
Inventories (Note 1)                               60,141             55,908
Prepaid expenses                                   45,061             64,857

Total current assets                            1,021,886            947,091

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 3):
Equipment                                       1,399,761          1,334,599
Furniture and fixtures                             58,213             56,650
Leasehold improvements                             80,644             78,921
Total property, plant and equipment             1,538,618          1,470,170

Less accumulated depreciation                  (1,149,687)        (1,069,377)

Net property, plant and equipment                 388,931            400,793

Intangibles, net of accumulated amortization
(Note 1)                                          754,355            822,197

TOTAL ASSETS                                    2,165,172          2,170,081

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current portion (Note 4)           115,452            127,151
Obligation under capitol lease, current
 portion (Note 5)                                   8,953                  -
Accounts payable                                  234,471            377,017
Accrued expenses                                  146,941            181,311
Sales tax payable                                 207,653            228,759

Total current liabilities                         713,470            914,238

LONG TERM LIABILITIES:
Notes payable (Notes 4)                            66,621             97,215
Obligation under capitol lease  (Note 5)           49,072                  -

Total long term liabilities                       115,693             97,215

Total liabilities                                 829,163          1,011,453

STOCKHOLDERS' EQUITY (Note  7):
Common stock, $.01 par value, 50,000,000 shares
   authorized, 9,523,397 and 8,423,397             95,234             95,234
   issued and outstanding, respectively

Additional paid in capital                      7,343,744          7,343,744
Accumulated deficit                            (6,102,969)        (6,280,350)

Total stockholders' equity                      1,336,009          1,158,628

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      2,165,172          2,170,081

               See accompanying notes and accountant's review report

                            Next Generation Media Corporation
             Consolidated Statements of Stockholders' Equity-Unaudited

                                                            Additional
                                       Common Stock          Paid In          Accumulated
                                     Shares    Amount        Capital             Deficit       Total
Balance: January 31, 2001           6,773,397     67,734     7,186,284        (6,483,873)    $   770,145

Common stock issued in
exchange for services               3,450,000     34,500       148,500                 -         183,000

Employee stock options                      -          -        36,960                 -          36,960

Cancellation of shares issued        (700,000)  (700,000)      (28,000)                -         (35,000)

Net Income - Year to date                   -          -             -           203,523         203,523

Balance: December 31, 2002          9,523,397     95,234     7,343,744        (6,280,350)      1,158,628

Net Income - Year to date                   -          -             -           177,381         177,381

Balance: June 30, 2003              9,523,397     95,234     7,343,744        (6,102,969)      1,336,009

                  See accompanying notes and accountant's review report

                         Next Generation Media Corporation
                         Statement of Cash Flows - Unaudited
                             For The Three Months Ended

                                                        June 30     June 30
                                                         2003        2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                     $  104,090   $  102,313
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                             74,076       75,695
(Increase) decrease in assets
Accounts receivable                                      (23,032)    (128,260)
Inventories                                                  788       10,845
Prepaids and other current assets                          5,985       50,783
Increase (decrease) in liabilities
Accounts payable                                        (163,511)     114,102
Accrued expenses                                         (53,400)           -
Pension payable                                             (366)           -

Net cash flows (used) by
  operating activities                                   (55,370)     225,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       (67,526)      (8,938)

Net cash provided/(used) by investing activities         (67,526)      (8,938)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds form issuance of common stock                     -        8,000
Net borrowing under                                       12,229

Borrowing under capitol lease note 5 payable              58,025     (302,831)

Net cash provided/(used) by financing activities          70,254     (294,831)

NET INCREASE/(DECREASE) IN CASH                          (52,642)     (78,291)

CASH, BEGINNING OF PERIOD                                212,427      219,144

CASH, END OF PERIOD                                      159,785      140,853

SUPPLEMENTAL DISCLOSURE OF:
CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Income taxes                                                   -            -
Interest                                                       -        3,993

               See accompanying notes and accountant's review report

                      UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and its subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-KSB.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At June 30, 2003, the Company had approximately 40 active area franchise operations located throughout the United States.

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

Depreciation expense for the three months ended June 30, 2003 and 2002 amounted to $40,155 and $42,813 respectively.

Intangibles:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from five (5) to ten (10) years. The Company
periodically evaluates the goodwill for possible impairment.   The
analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment. In addition, the Company has a covenant not to compete, which is being amortized over five (5) years. Amortization expense for the three months ended June 30, 2003 and 2002 amounted to $33,921 and $33,742 respectively.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended June 30, 2003 and 2002 was $18,365 and $1,628 respectively.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of June 30, 2003.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Uncollectible accounts as of June 30, 2003 was $297,197.

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

As of June 30, 2003, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation                                      Common Stock

Stock options outstanding as of June 30, 2003
with a weighted average exercise price per share
of $0.57                                                        1,340,000

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of June 30, 2003.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 12% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The Corporation contributed $10,500 and $ 0 in the three months ended June 30, 2003 and 2002 respectively.

NOTE 3 - PROPERTY & EQUIPMENT

Property and Equipment consists of the following:

June 30, 2002

Equipment                                            $1,399,761
Furniture and fixtures                                   58,213
Leasehold improvements                                   80,644
                                                     $1,538,618
Accumulated depreciation and amortization            (1,149,687)

Net property and equipment                              388,931

NOTE 4 - NOTES PAYABLE

Notes payable consists of the following:
June 30, 2003                                                      Amount

Note payable to Capital York, unsecured with payments              $ 25,500
inclusive of interest of $1,000 per month

Note payable to CIT Group, interest of 10% on principal only, collateralized by the equipment of United Marketing Solutions,
Inc.                                                                 15,498

Note payable to PS Business Park, face amount of
$130,000, interest at 5%, payable over three years                   71,031

Note payable to Western Washington no set repayment
schedule or interest                                                 13,919

Note payable to Xerox Corporation, face amount of
$14,500, payable over two years                                       3,000

Promissory note payable to former executive payable in
twenty-four monthly installments of $3,452 at 0% interest            53,125

                                                                    182,073
Less: Current portion                                               115,452
Long-term portion                                                    66,621

NOTE 5 - OBLIGATION UNDER CAPITAL LEASE

The Company is obligated under a capital lease for the
acquisition of two platesetter.  The lease calls for sixty monthly
payments of $1,219, inclusive of interest.                           58,025

Current portion                                                       8,953

                                                                     49,072

NOTE 6 - NOTES RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default, the Company's management considers the note collectible.

NOTE 7 - COMMON STOCK

During the three months ended June 30, 2003 and 2002, the Company issued 0 and 200,000 shares respectively in exchange for services rendered.

NOTE 8 - SEGMENT INFORMATION

The Company has one reportable segment for the three months ended June 30, 2003: United Marketing Solutions. United was acquired on April 1, 1999. United is a wholly owned subsidiary, with different management teams and different products and services. United operates a direct mail marketing business.

The accounting policies of the reportable segment is the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segment for the three months ended June 30, 2003.

Three months ended
June 30, 2003                    United     Parent     Eliminations      Total

Revenue                        $1,847,135   $ 60,000    $(60,000)    $1,847,135

Segment profit (loss)             102,135      1,955           0        104,090

Total assets                    2,328,512    231,586    (382,249)     2,177,849

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

Total revenue decreased to $1,874,135 in the quarter ended June 30, 2003 from $2,047,142 in the second quarter of 2002. Total revenues decreased 2.9% to $3,646,263 in the six-month period ended June 30, 2003 from $3,751,872 in the same period of 2002.

Total operating expenses increased 10.0% to $418,982 in the quarter ended June 30, 2003 from $377,094 in the second quarter of 2002. The greatest percentage of this increase in expenses was due to an increase of $58,000 in payroll expense for employees who had foregone pay raises since 2000. Total operating expenses increased 7.0% to $861,972 in the six-month period ended June 30, 2003 from $798,612 in the same period of 2002.

Total gain from operations for the quarter ending June 30, 2003 was $102,172 as compared to a gain of $106,306 for the quarter ending June 30, 2002. The six months ended June 30, 2003 had a gain of $177,577 as compared to a gain of $194,653 for the same period in 2002.

Cash used in operating activities was $55,370 for the period ended June 30, 2003 compared to cash provided of $225,478 for the period ended June 30, 2002. This was primarily due to an decrease in accounts payable, as well as a decrease in accrued expenses.

Cash used in investing activities was $67,526 for the period ended June 30, 2003, compared to $8,398 for the period ended June 30, 2002. This was primarily due to a purchase of property and equipment.

Cash provided by financing activities was $70,254 for the period ended June 30, 2003, compared to cash used in financing activities of $294,831 for the period ended June 30, 2002. This was primarily due a change in a note payable.

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

The independent auditors unaudited quarterly report for the period ended June 30, 2003 included in this Form states that the Company's working capital deficiency and shareholder's deficit raise substantial doubts about the Company's ability to continue as a going concern.

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending June 30, 2003.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB.

     (b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                             EXHIBIT INDEX

Exhibit          Description

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

Date:  August 14, 2003

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

Date:  August 14, 2003

 /s/ Phillip Trigg
Phillip Trigg, Treasurer


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Next Generation Media Corp.

Dated: August 14, 2003                 By: /s/ Darryl Reed
                                       Darryl Reed, President

                              Exhibit 99.1

In connection with the Quarterly Report of Next Generation Media Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darryl Reed, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


By: /s/  Darryl Reed
Darryl Reed, President

                               Exhibit 99.2

In connection with the Quarterly Report of Next Generation Media Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Phillip Trigg, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


By: /s/  Phillip Trigg
Phillip Trigg, Treasurer