Form 10QSB
period 2003-09-30
NEXT GENERATION MEDIA CORP
filed 2003-11-14
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2003

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No

     As of October 30, 2003, the Company had 11,523,397 shares of common stock issued and outstanding.

                                 TABLE OF CONTENTS

Part I - Financial Information                                      Page

Review Report of Independent Certified Public Accountants

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

     We have reviewed the accompanying condensed consolidated statement of financial position of Next Generation Media Corporation (a Nevada Corporation) as of September 30, 2003 and 2002, and the related statements of earnings, stockholders' equity, and cash flows for the three-month and six-month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated interim financial statements is the representation of the management of Next Generation Media Corporation.

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


Vienna, Virginia
November 10, 2003

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      Next Generation Media Corporation
                            Condensed Consolidated
                          Interim Financial Statements
                   For The Nine Months Ended September 30, 2003

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

Notes to Financial Statements

                             Next Generation Media Corporation
                  Condensed Consolidated Statement of Earnings (Unaudited)
                                  For The Periods Ended


                                           For the Three Months Ended           For the Nine Months Ended
                                          September 30   September 30          September 30   September 30
                                              2003           2002                   2003           2002
REVENUES (Note 1):
Coupon sales, net of discounts            $ 1,882,813    $ 1,925,517           $  5,471,375   $  5,647,689
Franchise fees                                 88,350         54,600                146,050         84,300
Total revenues                              1,971,163      1,980,117              5,617,425      5,731,989

COST OF GOODS SOLD:
Materials                                     249,464        243,085                799,561        847,269
Direct labor                                  418,048        507,837              1,273,468      1,391,008
Equipment repairs                               8,096         20,090                 28,269         44,302
Postage and delivery                          572,544        588,214              1,679,436      1,772,239
Payroll taxes from direct labor                32,475         38,850                 98,859        106,412

Total cost of goods sold                    1,280,627      1,398,076              3,879,594      4,161,230

Gross margin                                  690,536        582,041              1,737,831      1,570,759

OPERATING EXPENSES:
401(k) administration fees                      3,028                                 5,942
 401(k) matching (Note 2)                      10,500              -                 31,500              -
 Advertising (Note 1)                           7,858          2,687                 13,873          4,815
 Amortization (Note 1)                         33,922         33,921                101,765        101,764
 Bad debt expense                               7,500          7,500                 22,500         22,500
 Bank charges                                                                                            -
 Commissions and fees                          36,000         13,436                 48,000         22,819
 Credit card fees                               5,580                                11,942          5,371
 Depreciation (Note 1)                         40,155         41,340                120,465        124,308
 Employee benefits                             31,033         40,448                105,185        114,150
 Insurance - other                              3,846          8,067                 14,113         38,526
 Meals and entertainment                       10,731          2,124                 20,709          2,703
 Office expense                                 5,964          5,196                 15,720         23,679
 Other expenses                                13,336          2,836                 60,627          7,721
 Payroll                                      115,935         99,499                322,217        341,331
 Payroll taxes                                  5,117          4,927                 28,654         18,444
 Postage and delivery                             799          1,200                  3,454          3,981
 Professional fees                             34,791         49,288                 99,159        163,654
 Property taxes                                   900          7,800                  8,700         11,700
 Rent and pass thru expenses                   69,938         43,716                209,044         95,537
 Repairs and maintenance                        4,141          6,650                 21,827         21,441
 Telephone                                      6,907         11,392                 23,081         34,179
 Travel and conferences                                            -                  1,641          3,500
 Utilities                                     16,405         27,531                 43,486         49,293
Total operating expenses                      464,385        409,558              1,333,604      1,211,416

Gain/(Loss) from operations                   226,150        172,483                404,228        359,343

OTHER INCOME AND EXPENSES:
Interest income                                                    -                                     -
Other income (expense)                         (1,033)             -                    116              -
Gain/(Loss) on equipment disposal                   -              -                      -          2,230
Gain/(Loss) on account clean up                     -              -
Gain/(Loss) on legal settlement (Note 11)                     33,035                                33,035
Interest expense                               (1,776)        (7,341)                (3,623)       (16,882)

Total other income (expense)                   (2,810)        25,694                 (3,507)        18,383

Net Income/(Loss)                             223,340        198,177                400,720        377,726

Gain/(Loss) applicable to common
Shareholders                                  223,340        198,177                400,720        377,726

Basic gain/(loss) per common share (Note 1)      0.02           0.02                   0.03           0.04

Weighted average common shares outstanding 11,523,397     10,223,397             11,523,397      9,021,016

Diluted gain per common share (Note 1)           0.02           0.02                   0.03           0.03

Fully diluted common shares outstanding    12,863,397     12,093,547             12,863,397     10,906,214



See accompanying notes and accountant's review report

                            Next Generation Media Corporation
                               Consolidated Balance Sheets
                                  For the Periods Ended

                                         ASSETS

                                                   (Unaudited)       (Audited)
                                                   September 30     December 31
                                                       2003            2002

CURRENT ASSETS:
Cash and cash equivalents (Note 1)                 $    183,377     $  125,356
Accounts receivable, net of
    uncollectible accounts (Note 1)                     579,879        379,862
Notes receivable (Note 6)                               341,108        321,108
Inventories (Note 1)                                     56,301         55,908
Prepaid expenses                                         52,829         64,857
Total current assets                                  1,213,493        947,091

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 3):
Equipment                                             1,412,279      1,334,599
Furniture and fixtures                                   61,348         56,650
Leasehold improvements                                   80,644         78,921

Total property, plant and equipment                   1,554,271      1,470,170

Less accumulated depreciation                        (1,189,842)    (1,069,377)

Net property, plant and equipment                       364,429        400,793

Intangibles, net of accumulated amortization (Note 1)   720,433        822,197

TOTAL ASSETS                                          2,298,356      2,170,081

See accompanying notes and accountant's review report

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current portion (Note 4)                  82,897        127,151

Obligation under capital lease, current portion (Note 5)  8,953              -
Accounts payable                                        181,033        377,017
Accrued expenses                                        139,499        181,311
Sales tax payable                                       208,766        228,759

Total current liabilities                               621,149        914,238

LONG TERM LIABILITIES:
Notes payable (Notes 4)                                  71,268        97,215
Obligation under capital lease  (Note 5)                 46,591             -

Total long term liabilities                             117,859        97,215

Total liabilities                                       739,008     1,011,453

STOCKHOLDERS' EQUITY (Note  7):
Common stock, $.01 par value, 50,000,000 shares
   authorized, 11,523,397                                95,234        95,234
   issued and outstanding
Additional paid in capital                            7,343,744     7,343,744
Accumulated deficit                                  (5,879,630)   (6,280,350)
Net Income - Year to Date
Total stockholders' equity                            1,559,348     1,158,628

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            2,298,356     2,170,081

             See accompanying notes and accountant's review report

                        Next Generation Media Corporation
             Consolidated Statements of Stockholders' Equity-Unaudited


                                                                      Additional
                                           Common Stock                 Paid In       Accumulated
                                        Shares      Amount               Capital        Deficit     Total
Balance: January 31, 2001            6,773,397          67,734           7,186,284   (6,483,873) $ 770,145

Common stock issued in exchange for
Services                             3,450,000          34,500             148,500            -    183,000

Employee stock options                       -               -              36,960            -     36,960

Cancellation of shares issued         (700,000)         (7,000)            (28,000)           -    (35,000)

Net Income - Year to date                    -               -                   -       203,523   203,523

Balance: December 31, 2002           9,523,397          95,234           7,343,744    (6,280,350) 1,158,628

Net Income - Year to date                    -               -                   -        400,720   400,720

Balance: September 30, 2003         11,523,397          115,234          7,343,744     (5,879,630)1,579,348



                                Next Generation Media Corporation
                                Statement of Cash Flows - Unaudited
                                    For The Three Months Ended

                                                September 30       September 30
                                                     2003               2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                               $  223,340         $   198,177
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                       74,077              75,261
(Increase) decrease in assets
Accounts receivable                               (134,088)           (352,094)
Inventories                                          3,840             (17,612)
Deferred compensation                                    -              73,921
Prepaids and other current assets                  (37,767)             33,908

Increase (decrease) in liabilities
Accounts payable                                   (43,313)            (58,523)
Accrued expenses                                   (13,285)             50,473
Wages payable                                                         (108,338)
Severance payable                                                      (68,619)
Pension payable                                     (3,167)             (2,271)
Deferred revenue                                                       218,843

Net cash flows (used) by operating activities       69,637              43,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                 (15,563)              3,193

Net cash provided/(used) by investing activities   (15,563)              3,193

CASH FLOWS FROM FINANCING ACTIVITIES
Change in note payable                             (30,393)            112,020
Net borrowing under
Borrowing under capitol lease note 5 payable             -

Net cash provided/(used) by financing activities   (30,393)            112,020

NET INCREASE/(DECREASE) IN CASH                     23,592             158,339

CASH, BEGINNING OF PERIOD                          159,785             140,853

CASH, END OF PERIOD                                183,377             299,192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Income taxes                                             -                   -
Interest                                             1,776               7,341

                 See accompanying notes and accountant's review report

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and its subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-KSB40.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United
Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At September 30, 2003, the Company had approximately 44 active area franchise licenses located throughout the United States.

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

Depreciation expense for the three months ended September 30, 2003 and 2002 amounted to $40,155 and $41,340 respectively.

Intangibles:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from five (5) to ten (10) years. The Company
periodically evaluates the goodwill for possible impairment.   The
analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment. In addition, the Company has a covenant not to compete, which is being amortized over five (5) years. Amortization expense for the three months ended September 30, 2003 and 2002 amounted to $33,922 and $33,921 respectively.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended September 30, 2003 and 2002 was $7,858 and $2,687 respectively.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of September 30, 2003.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Uncollectible accounts as of September 30, 2003 were $304,697.

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

As of September 30, 2003, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation                                   Common Stock

Stock options outstanding as of September 30, 2003
with a weighted average exercise price per share
of $0.57                                                      1,340,000

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of September 30, 2003.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 12% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The Corporation accrued $10,500 and $ 0 in the three months ended September 30, 2003 and 2002 respectively.

NOTE 3 - PROPERTY & EQUIPMENT

Property and Equipment consists of the following:

                                                           September 30, 2003

Equipment                                                  $1,412,279
Furniture and fixtures                                         61,348
Leasehold improvements                                         80,644
                                                           $1,554,271
Accumulated depreciation and amortization                  (1,189,842)

Net property and equipment                                    364,429

NOTE 4 - NOTES PAYABLE

Notes payable consists of the following:

September 30, 2003                                                 Amount

Note payable to Capital York, unsecured with payments              $ 22,500
inclusive of interest of $1,000 per month

Note payable to CIT Group, interest of 10% on principal only, collateralized by the equipment of United Marketing Solutions,
Inc.                                                                 14,498

Note payable to PS Business Park, face amount of
$130,000, interest at 5%, payable over three years                   59,390

Note payable to Western Washington no set repayment
schedule or interest, repayment is in the form of
production credits                                                   13,777

Note payable to Xerox Corporation, face amount of
$14,500, payable over two years                                       1,500

Promissory note payable to former executive payable in
twenty-four monthly installments of $3,452 at 0% interest            42,500

                                                                   $154,165
Less: Current portion                                                82,897
Long-term portion                                                    71,268

NOTE 5 - OBLIGATION UNDER CAPITAL LEASE

The Company is obligated under a capital lease for the
acquisition of two platesetters.  The lease calls for sixty monthly
payments of $1,219, inclusive of interest.                           55,554

Current portion                                                       8,953

                                                                     46,591

NOTE 6 - NOTES RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default, the Company's management considers the note collectible.

NOTE 7 - COMMON STOCK

During the three months ended September 30, 2003 and 2002, the Company issued 0 and 200,000 shares respectively in exchange for services rendered.

NOTE 8 - SEGMENT INFORMATION

The Company has one reportable segment for the three months ended September 30, 2003: United Marketing Solutions. United was acquired on April 1, 1999. United is a wholly owned subsidiary, with different management teams and different products and services. United operates a direct mail marketing business.
The accounting policies of the reportable segment is the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segment for the three months ended September 30, 2003.

Three months ended
September 30, 2003          United           Parent     Eliminations   Total

Revenue                   $1,971,163       $ 160,000    $(160,000)   $1,971,163
Segment profit (loss)        112,433         110,907            0       223,340

Total assets               2,463,787         229,495     (394,926)    2,298,356

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

Total revenue decreased to $1,971,163 in the quarter ended September 30, 2003 from $1,980,1117 in the third quarter of 2003, a decrease of less than one percent. Total revenues decreased 2.0% to $5,617,425 in the nine-month period ended September 30, 2003 from $5,731,989 in the same period of 2003.

Total cost of goods sold decreased from $1,398,076 in the quarter ended September of 2002 to $1,280,627 in the quarter ended September of 2003, a reduction of 8.4%. The gross margin increased from $582,041 in the quarter ended September of 2002 to $690,536 in the quarter ended September 2003, an increase of 15.8%. There was a corresponding nine-month increase in the gross margin from $1,570,759 in 2002 to $1,737,831 in 2003, an increase of 9.7%.

Total operating expenses increased to $464,385 in the quarter ended September 30, 2003 from $409,558 in the third quarter of 2002. The greatest percentage of this increase in expenses was due to an increase of $16,436 in payroll expense and an increase in commissions paid of $22,564. Total operating expenses increased to $1,333,604 in the nine-month period ended September 30, 2003 from $1,211,416 in the same period of 2002.

Total gain from operations for the quarter ending September 30, 2003 was $226,750 as compared to a gain of $172,483 for the quarter ending September 30, 2002. The nine months ended September 30, 2003 had a gain of $404,228 as compared to a gain of $359,343 for the same period in 2002.

Cash used in operating activities was $69,637 for the period ended September 30, 2003 compared to cash provided of $43,126 for the period ended June 30, 2002.

Cash used in investing activities was $15,563 for the period ended September 30, 2003, compared to $3,193 for the period ended September 30, 2002. This was primarily due to a purchase of property and equipment.

Cash used by financing activities was $30,393 for the period ended September 30, 2003, compared to cash used in financing activities of $112,020 for the period ended September 30, 2002. This was primarily due a change in a note payable.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending September 30, 2003.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending September 30, 2003.

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

Date:  November 14, 2003

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

Date:  November 14, 2003

/s/ Phillip Trigg
Phillip Trigg, Treasurer

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Next Generation Media Corp.

Dated: November 14, 2003               By: /s/ Darryl Reed
                                       Darryl Reed, President

Exhibit 99.1

In connection with the Quarterly Report of Next Generation Media Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darryl Reed, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


By: /s/  Darryl Reed
Darryl Reed, President

Exhibit 99.2

In connection with the Quarterly Report of Next Generation Media Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Phillip Trigg, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


By: /s/  Phillip Trigg
Phillip Trigg, Treasurer