Form 10KSB/A
period 2002-12-31
NEXT GENERATION MEDIA CORP
filed 2003-12-01
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       Amendment to
                                        FORM 10-KSB

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

                    Documents Incorporated By Reference
                    -----------------------------------

Portions of the Company's Form 10-KSB, filed on April 4, 2003, are incorporated by reference, and with this Amendment, create a complete filing by the Company.

                             EXPLANATORY NOTE

This Amendment is being filed to properly reflect that the Company is a Section 15(d) company as opposed to being a Section 12(g) company, as had been reported on the face page of its Form 10-KSB, filed on April 4, 2003. The Company does not believe that the particular subtleties between being a Section 15(d) company and a Section 12(g) company are significant or will cause the Company's shareholders to be any more or less informed about the Company. The Company does suggest that any shareholders that are interested in learning more about the subtleties between Section 15(d) and Section 12(g) should go to http://www.law.uc.edu/CCL/sldtoc.html.

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

                                       Next Generation Media Corp.

Dated: November 23, 2003               By: /s/ Darryl Reed
                                       Darryl Reed, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature                       Title                     Date

/s/Darryl Reed               President//CEO/Director    November 23, 2003
Darryl Reed

/s/ Phillip Trigg            Secretary/Treasurer        November 23, 2003
Phillip Trigg

/s/Melissa Held              Director                   November 23, 2003
Melissa Held

/s/ Fernandov Mathov         Director                   November 23, 2003
Fernando Mathov

/s/ Leon Zajdel              Director                   November 23, 2003
Leon Zajdel

Exhibit 99.1

In connection with the Report of Next Generation Media Corp. (the "Company") on Form 10-KSB and Form 10-KSB/A for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darryl Reed, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.

By: /s/  Darryl Reed
Darryl Reed, President

Exhibit 99.2

In connection with the Report of Next Generation Media Corp. (the "Company") on Form 10-KSB and Form 10-KSB/A for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Phillip Trigg, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.

By: /s/  Phillip Trigg
Phillip Trigg, Treasurer