Form 10KSB
period 2003-12-31
NEXT GENERATION MEDIA CORP
filed 2004-04-06
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     The Company had $7,031,940 in revenue for the fiscal year ended on December 31, 2003. The aggregate market value of the voting stock held by non-affiliates of the Company as of April 4, 2003: Common Stock, par value $0.001 per share -- $562,403. As of April 4, 2002, the Company had 9,673,397 shares of common stock issued and outstanding, of which 9,373,397 were held by non-affiliates.

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

ITEM 14.  Controls and Procedures..................

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

The Company acquired United on April 1, 1999. Originally founded in 1981 as United Coupon Corporation, United has operated within the cooperative direct mail industry for twenty years. United has diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in three communication mediums: direct mail, direct marketing and Internet marketing. United offers advertising and marketing products and services through a network of franchisees in twenty states, with the largest concentration being in the northeast United States. United provides full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, services providers and professionals as resources to help them generate "trial and repeat" customers. United's core product, the cooperative coupon envelope, reaches in excess of seventeen million mailboxes per year with an estimated four hundred million coupons and other direct mail products.

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

Employees

As of December 31, 2003, the Company, through United, had approximately 67 employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

Item 2. Description of Properties

The Company's principal executive and administrative offices are located at 7644 Dynatech Court, Springfield, Virginia 22153. The current yearly rent for this new facility is expected to be approximately $267,892 per year for a term scheduled to expire in 2006. The Company considers these offices to be adequate and suitable for its current needs.

Item 3. Legal Proceedings

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge,
no such action by or against the Company has been threatened.   The
Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders

On December 15, 2003, at a Meeting of the Shareholders, the Company elected five directors to hold office until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified and ratified the appointment of Turner and Jones LLP as independent auditors for fiscal year 2003.

                               PART II.

Item 5. Market For Common Equity And Related Stockholder Matters.

Market Information

The Company's Common Stock has been and is currently traded on the over-the-counter market and quotations are published on the OTC
Bulletin Board under the symbol "NGMC" and began trading on June 11, 2001.

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003

                                                 High        Low

Quarter Ended December 31, 2003                   .28       .075
Quarter Ended September 30, 2003                  .17       .013
Quarter Ended June 30, 2003                       .06       .025
Quarter Ended March 31, 2003                      .10       .012

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2002

                                                 High        Low

Quarter Ended December 31, 2002                   .05        .011
Quarter Ended September 30, 2002                  .08        .015
Quarter Ended June 30, 2001                       .11        .035
Quarter Ended March 31, 2001                      .40        .065

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

Holders of Common Equity

As of April 4, 2004, there were approximately 800 shareholders of record of the Company's common stock.

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

Transfer Agent

The transfer agent and registrar for our common stock is OTR Transfer Agency.

Item 6. Management's Discussion and Analysis Of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto in this document. The statements contained in this report that are
not  historical  facts,  including  without limitation,   statements
containing  the  words   "believes",   "anticipates", "estimates",
"expects", and words of similar import, constitute `forward-looking statements.' Forward looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon us. The Company's actual results could differ materially from those anticipated for many reasons, including risks faced by it as described in this document under "Risk Factors".

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Total revenues decreased approximately 4.0%, from $7,325,085 in 2002 to $7,031,942 in 2003. The Company explains the decrease due to the retirement of a large franchisee. Total operating expenses decreased approximately 3%, from $6,913,565 in 2003 to $7,141,502 in 2002.
Printing costs, postage and delivery, other production costs, selling expenses, franchise development expense, and depreciation and amortization, stayed approximately constant as in 2002, with a reduction in direct labor attributing to the reduction in operating expenses. General and administrative expenses increased approximately 19% from $1,627,807 in 2002 to $2,023,514 in 2003. This increase is primarily due to an increase in payroll.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

Total revenues increased approximately 2.0%, from $7,223,285 in 2001 to $7,325,085 in 2002. The Company explains the increase by the further development of its business plan in coordination with increasing franchisees. Total operating expenses decreased approximately 10%, from $7,909,826 in 2001 to $7,141,502 in 2002.
Printing costs, postage and delivery, other production costs, selling expenses, franchise development expense, and depreciation and amortization, which aggregate to $5,369,828, stayed approximately constant as in 2001, which is comparable to the increase in total revenues discussed above. General and administrative expenses decreased approximately 32% from $2,618,765 in 2001 to $1,627,807 in 2002. This decrease is primarily due to a reduction in rent and pass through expenses, as well as bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

The Company has relied primarily on funds generated from revenues, the issuance of common stock and use of its line of credit to finance its operations and expansion. As of December 31, 2002, the Company had cash and cash equivalents of $125,356, compared to $123,013 at December 31, 2003. Cash provided in operating activities was $73,962 in 2002, compared to cash provided by operating activities of $147,309 in 2003. This was primarily due to a decrease in accounts payable to $253,409, the absence of deferred compensation and a decreased use of payment for services through the use of common stock of the Company, from $46,000 in 2003 to $148,000 in 2002. Cash used in investing activities was $112,758 in 2002, compared to cash used of $96,705 in 2003. Cash used by financing activities was $35,153 in 2002, compared to $52,947 in 2003.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

The Company has relied primarily on funds generated from its revenues, the issuance of common stock and use of its line of credit to finance its operations and expansion. As of December 31, 2002, the Company had cash and cash equivalents of $125,356, compared to $199,305 at December 31, 2001. Cash provided in operating activities was $73,962 in 2002, compared to cash used by operating activities of $563,760 in 2001. This was primarily due to the increase in receivables to $138,056, a decrease in accounts payable to $485,612 and an increased use of payment for services through the use of common stock of the Company, from $54,590 in 2001 to $148,000 in 2002. Cash used in investing activities was $112,758 in 2002, compared to cash provided of $57,312 in 2001. The change was primarily due to the removal of goodwill in the sale of a subsidiary of $180,800 and an increase in that due to related parties of $122,288 in 2001, coupled with the purchase of new equipment in 2002. Cash used by financing activities was $35,153 in 2002, compared to $558,554 in 2001. The decrease was primarily due to the settlement of a note payable of $500,000.

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

The Company has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company. During the year ended December 31, 2003, the Company issued 1,000,000 shares of common stock for services rendered.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company may be exposed to fluctuations in interest rates. These fluctuations can vary the cost of financing, investing, and operating transactions. Because the Company has only fixed rate short-term debt, there are no material impacts on earnings due to fluctuations in interest rates.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

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

Limited operating history; anticipated losses; uncertainly of future results

The Company has a moderately limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in varying stages of development, particularly in light of the uncertainties relating to the business model that the Company intends to market and the potential acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its products, to establish marketing relationships, to acquire and develop products that will complement each other, and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products and services. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's shareholders.

Potential fluctuations in quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control including: the demand for the Company's products and services; seasonal trends in demand and pricing of products and services; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new services and products by the Company or its competitors; price competition or pricing changes in the industry; political risks and uncertainties involving the world's markets; technical difficulties and general economic conditions. The Company's quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it may be that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

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

Item 7. Financial Statements.

Comparative Audited Financial Statements as of and for the year ended December 31, 2003, and for the year ended December 31, 2002 are presented in a separate section of this report following Part IV.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Other than as presented below, there were no changes in or disagreements with Accountants on Accounting and Financial Disclosure.

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

In the event that it is determined that compliance with Section 16(a) of the Exchange Act is required by the Securities and Exchange Act, it is the Company's position that all required forms have been filed through year end represented by this report, December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended April 30, 2003 and prior.

                         Summary Compensation Table

                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
  (a)           (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)
Darryl Reed,   2003     165,000    0         0               0             0             0         0
President      2002     150,000    0         0               0             0             0         0
               2001(2)   36,000(1) 0         0               0             0             0         0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2003 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of Class   Name and Address               Amount and Nature   Percent of
                 of Beneficial Owner              of Beneficial        Class
                       (1)                           Owner (2)

Common Stock     Darryl Reed                     3,001,546                0%

Common Stock     Leon Zajdel                       478,747                0%

Common Stock     Melissa Held                      100,000                0%

Common Stock     Phillip Trigg                     200,000                0%

Common Stock     Fernando Mathov                   100,000                0%

                 All five persons listed above,
                 Together                        3,880,292                0%

(1) The address for all persons listed is 7644 Dynatech Court, Springfield, VA, 22153. Each person has sole voting power and sole right to dispose as to all of the shares shown as beneficially owned by them except as footnoted.

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

Stock Option Plan.

The Company has also filed a Stock Option Plan for Employees on Form S-8 in December 2001. The Company had not issued any Stock Options pursuant to the Plan included therein to any employees as of December 31, 2003.

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

Item 13. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

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

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

     We have audited the accompanying consolidated balance sheet of Next Generation Media Corporation (a Nevada Incorporation) as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Media Corporation as of December 31,
2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Vienna, Virginia
March 23, 2004


                      Next Generation Media Corporation
                         Consolidated Balance Sheet
                          As of December 31, 2003

                                  ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 1)                               $   123,013
Accounts receivable, net of
    uncollectible accounts (Notes 1 and 9)                           411,256
Notes receivable (Note 9)                                            321,279
Accrued interest receivable                                                -
Inventories (Note 1)                                                  66,410
Employee loans and advances                                            2,283
Deposits                                                              41,200
Prepaid expenses and other current assets                              2,951

Total current assets                                                 968,392

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 3):
Equipment                                                          1,397,793
Furniture and fixtures                                                61,348
Leasehold improvements                                                80,644
Computer Equipment/Software                                           17,889
Vehicles                                                               9,200

Total property, plant and equipment                                1,566,874

Less accumulated depreciation                                     (1,191,372)

Net property, plant and equipment                                    375,502

Intangibles, net of accumulated amortization (Note 10)               686,512

TOTAL ASSETS                                                       2,030,406

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Obligation under capital lease, current portion                        9,753
Notes payable, current portion (Note 4)                               99,190
Accounts payable                                                     123,608
Accrued expenses                                                      57,753
Wages payable                                                         98,250
Pension payable                                                        4,959
Sales tax payable                                                    207,684

Total current liabilities                                            601,197

LONG TERM LIABILITIES:
Notes payable (Note 4)                                                18,815
Obligation under capital lease                                        43,660

Total long term liabilities                                           62,475

Total liabilities                                                    663,672

STOCKHOLDERS' EQUITY (Note  8):
Common stock, $.01 par value, 50,000,000 shares
   authorized, 10,523,397 issued and outstanding                     105,234
Additional paid in capital                                         7,379,744
Accumulated deficit                                               (6,118,244)

Total stockholders' equity                                         1,366,734

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         2,030,406

See accompanying notes and accountant's audit report


                           Next Generation Media Corporation
                           Consolidated Statements of Income
                    For The Years Ended December 31, 2003 and 2002

                                                          2003          2002

REVENUES (Note 1) :
Coupon sales, net discounts                           $ 6,826,890   $7,223,285
Franchise fees                                            205,050      101,800

Total revenues                                          7,031,940    7,325,085

COST OF GOODS SOLD:
Materials                                                 982,941    1,081,976
Direct labor                                            1,482,844    1,850,059
Equipment repairs                                          18,435       64,605
Postage and delivery                                    2,137,646    2,231,852
Group Insurance                                           129,009      143,867
Other costs                                                25,649            -
Payroll taxes                                             113,527      141,336

Total cost of goods sold                                4,890,051    5,513,695

Gross margin                                            2,141,889    1,811,390

GENERAL AND ADMINISTRATIVE EXPENSES:
401(k) administration fees                                  5,942        1,400
401(k) matching (Note 2)                                   42,000       20,572
Advertising (Note 1)                                       34,817        6,818
Amortization (Note 10)                                    135,686      135,685
Bad debt expense                                           30,000       58,905
Bank charges                                               19,560        7,087
Commissions and fees                                      106,000       11,697
Depreciation (Notes 1 and 3)                              121,995      166,122
Franchise development                                      60,494            -
Insurance                                                  37,427       37,361
Meals and entertainment                                     5,321       12,353
Office expense                                             67,441       34,189
Other expenses                                             19,675       24,293
Payroll                                                   668,542      454,214
Payroll taxes                                              57,368       22,716
Postage and delivery                                            -        4,852
Professional fees                                         146,662      255,892
Property taxes                                              9,207       18,442
Rent and pass thru expenses (Note 5)                      273,453      180,607
Repairs and maintenance                                    27,589       30,894
Taxes & licenses                                            5,927            -
Telephone                                                  29,334       48,188
Temporary help                                             26,584            -
Travel and conferences                                     20,295       28,818
Utilities                                                  56,839       66,702
Vehicle expenses                                           15,356            -

Total general and administrative                        2,023,514    1,627,807

Gain/(Loss) from operations                               118,375      183,583

OTHER INCOME AND EXPENSES:
Gain/loss of settlements                                        -      (65,000)
Other income                                               22,720            -
Forgiveness of debt                                             -      105,535
Interest expense                                                -      (22,825)
Interest income                                            (6,196)           -
Lawsuit settlement                                         27,207
Gain/loss on disposal of equipment                              -        2,230

Total other income (expense)                               43,731       19,940

Gain/(Loss) before provision for income tax               162,106      203,523
Provision for income tax (Note 9):                              -            -

Net income                                                162,106      203,523

Gain/(loss) applicable to common shareholders             162,106      203,523

Basic income/(loss) per common share (Note 1)                0.02         0.02

Weighted average common shares outstanding             10,222,985    9,239,698

Diluted income/(loss) per common share (Note 1)              0.01         0.02

Fully diluted common shares outstanding                13,739,149   11,051,368

See accompanying notes and accountant's audit report


                     Next Generation Media Corporation
             Consolidated Statements of Stockholders' Deficit

                                                                  Additional
                                                                   Paid-In
                                         Common Stock             Capital     Accumulated
                                      Shares        Amount                     Deficit         Total
Balance: December 31, 2001            6,773,397        67,734      7,186,284   (6,483,873)     770,145

Common stock issued in
  exchange for services               1,450,000        14,500         70,500            -       85,000

Employee stock options                        -             -         36,960            -       36,960

Common stock issued in
  exchange for services               2,000,000        20,000         78,000            -       98,000

Cancellation of issued shares
  due to non performance (Note 8)      (700,000)       (7,000)       (28,000)           -      (35,000)

Net Income                                    -             -              -       203,523      203,523

Balance: December 31, 2002            9,523,397        95,234      7,343,744    (6,280,350)   1,158,628

Common stock issued in
  exchange for services               1,000,000        10,000         36,000             -       46,000

Net Income                                    -             -              -       162,106      162,106

Balance: December 31, 2003           10,523,397       105,234      7,379,744    (6,118,244)    1,366,734

See accompanying notes and accountant's audit report

                         Next Generation Media Corporation
                             Statement of Cash Flows
                For The Years Ended December 31, 2003 and 2002

                                                          2003        2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  162,106   $ 203,523
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock issued for services                                  46,000     148,000
Depreciation and amortization                             257,680     298,656
(Increase)/decrease in assets
Receivables                                               (77,398)   (138,056)
Inventories                                               (10,502)     (5,930)
Deferred compensation                                           -      73,921
Prepaids and other current assets                          64,256     (56,752)
Increase/(decrease) in liabilities
Accounts payable                                         (253,409)   (485,612)
Accrued expenses                                          (41,424)    132,598
Deferred revenue                                                -     (96,386)

Net cash flows provided/(used) by
operating activities                                      147,309      73,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                    (96,705)    (112,758)

Net cash used by investing activities                    (96,705)    (112,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of options                          -       36,960
Borrowing under capital lease                             60,063            -
Repayment of notes payable and capital lease            (113,010)     (72,113)

Net cash provided by financing activities                (52,947)     (35,153)

NET INCREASE (DECREASE) IN CASH                           (2,343)     (73,949)

CASH, BEGINNING OF PERIOD                                125,356      199,305

CASH, END OF PERIOD                                      123,013      125,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Income taxes                                                   -            -
Interest                                                   6,196       22,825

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSCATIONS:
Common stock issued for services                          46,000      148,000

              See accompanying notes and accountant's audit report

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At December 31, 2003, the Company had approximately 46 active area franchise license agreements located throughout the United States.

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

Estimated useful lives are as follows:

  Furniture, fixtures and equipment                  7-10 years
  Leasehold Improvements                               10 years
  Vehicles                                              5 years
  Computer & Software                                   5 years

Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $121,995 and $166,122 respectively.

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

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the years ended December 31, 2003 and 2002 were $34,817 and $6,818 respectively.

Revenue Recognition:

The Company recognizes revenue from the design, production and printing of coupons upon delivery. Revenues from initial franchise fee is recognized when substantially all services or conditions relating to the sale have been substantially performed. Franchise support and other fees are recognized when billed to the franchisee. Amounts billed or collected in advance of final delivery or shipments are reported as deferred revenue.

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists for either of the two years ending December 31, 2003 and 2002.

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

New  Accounting Pronouncements:

In June of 1998, the Financial Accounting Standards Board issued SFAS
No. 133, Accounting for Derivative Instruments and Hedging
Activities. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The
Company does not use derivative instruments either in hedging or as investments. The Company will adopt this accounting standard, as amended, on January 1, 2001. The standard has no material impact on the financial statements for the periods ending December 31, 2003 and 2002.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company believes will be uncollectible. Allowance for uncollectible accounts as of December 31, 2003 were $73,314.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings Per Common Share:

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Dilated earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilative common shares outstanding during the period. The Company had 3,690,000 and 1,562,500 options issued and outstanding as of December 31, 2003 and 2002 to purchase stock.

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries for the periods ended December 31, 2003 and 2002.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 12% of their salary to be contributed before income taxes up to the annual limit set by the Internal Revenue Code. The Corporation contributed $20,572 for 2002 and estimates it will contribute $42,000 for 2003.

NOTE 3 - PROPERTY, PLANT & EQUIPMENT

Property, Plant and Equipment consists of the following:

December 31, 2003

Furniture, fixtures and equipment                             $   61,348
Equipment                                                      1,397,793
Computer Equipment/Software                                       17,889
Vehicles                                                           9,200
Leasehold improvements                                            80,644
                                                              $1,566,874

Accumulated depreciation and amortization                     (1,191,372)

Net property and equipment                                       375,502

NOTE 4 - NOTES PAYABLE

Notes payable consists of the following:

December 31, 2003

Obligation to CIT Group, bearing interest at 10%, the loan is payable in fifty-six monthly installments of $500, including interest, and
is collateralized by the property and equipment of the Company.        $ 12,497

Promissory note payable to former executive, payable in
twenty-four installments of $3,452 at 0% interest                      $ 31,875

Note payable to Capital York, unsecured with payments
Inclusive of interest of $1,000 per month                              $ 19,500

Note payable to Western Washington no set repayment
Schedule or interest, repayment is in the form of
Production credits                                                     $  3,429

Obligation to PS Business Parks bearing interest at 5%.  The loan is payable in thirty-six monthly installments of $3,896,
including interest, and is collateralized by the property and
equipment of the Company.                                              $ 49,204

Obligation to Xerox in twenty-four monthly installments of $500.
The obligation is collateralized by the good faith of the
Company.                                                               $  1,500

Total Notes Payable                                                    $118,005

Less: Current portion                                                  $ 99,190

Long-term portion                                                      $ 18,815

The five year schedule of maturities is:

2004          $99,190
2005           16,972
2006            1,843
Thereafter          0
             $118,005

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company changed the location of its corporate headquarters and main operating facility on February 1, 2002.

Future minimum annual lease payments for capital and operating leases as of December 31, 2003 are:

                         Operating        Capital

  2004                    281,349          14,628
  2005                    282,780          14,628
  2006                    280,006          14,628
  2007                     23,409          14,628
  2008                          0           6,095
  Thereafter                    0               0
  Total                   867,544          64,607

Rent expense for the years ended December 31, 2003 and 2002 were $273,453 and $180,607.

The Company has entered into various future employment contracts. The contracts provided for the award of present and/or future shares of common stock and/or options to purchase common stock at fair market value of the underlying options at date of grant or vesting. The contracts can be terminated without cause upon written notice within thirty to ninety days.

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

Management has provided a valuation allowance for net deferred tax assets as of December 31, 2003 and 2002, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

The company filed a consolidated return, with a tax liability of $0 for the year 2003. At December 31, 2003, the Company had net operating loss carry forwards for federal income tax purposes of approximately $2,450,000 which are available to offset future taxable income, if any, on a scheduled basis through 2018.

NOTE 7 - OBLIGATION UNDER CAPITAL LEASE

The Company acquired machinery under the provisions of a long-term leases. For financial reporting purposes, minimum lease payments relating to the machinery have been capitalized.

The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of December 31, 2003 are as follows:

  Total minimum lease payments                             $64,607
  Amount representing interest                              11,194
  Present value of net minimum lease payments               53,413
  Current portion                                            9,753

  Long-term capital lease obligation                        43,660

NOTE 8 - COMMON STOCK

In 2002, the Company issued 3,450,000 shares of common stock valued at $183,000 in exchange for consulting services 700,000 of those shares valued at $35,000 were later cancelled for non-performance. Net issuance for consulting expenses for the year ending 2002 were 2,750,000 shares of common stock valued at $148,000.

In 2003, the Company issued 2,350,000 options to purchase shares of common stock at $0.01 per share to members of the Company's Board of Directors and the employees. The options were issued at the then fair market value of the underlying shares. In addition, the Company issued 1,000,000 shares of common stock valued at $46,000 to various consultants and employees for services rendered.

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

NOTE 10 - INTANGIBLE ASSETS

Intangible assets consist of the following items:

Goodwill                                     $1,341,850
                                              1,341,850
Less accumulated amortization                   655,338
Intangible assets, net                       $  686,512

Amortization expense for the years ended December 31, 2003 and December 31, 2002 were $135,686 and $135,685.

NOTE 11 - DEFERRED REVENUE

During 2001, the Company received $96,386 for services to be performed in 2002. When the services were performed, the amount was recognized as income in 2002.

NOTE 12 - PUBLIC STOCK LISTING

Next Generation Media Corporation common stock began trading on the OTC Bulletin Board on June 11, 2001, under the symbol NGMC. This is the company's first public listing.

NOTE 13 - SEGMENT INFORMATION

The Company has one reportable segment for the twelve month periods ended December 31, 2003 and 2002: United Marketing Solutions. United was acquired on April 1, 1999. The entity is a wholly-owned subsidiary. United operates a direct mail marketing business. The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segments for the periods ending December 31, 2003 and 2002 are presented below:

NOTE 14 - SEGMENT INFORMATION

Year Ended

December 31, 2003        Segment     Parent     Eliminations     Total

Revenue                 7,031,940    310,000       310,000        7,031,940

Segment profit/(loss)      96,345     65,761             0          162,106

Total assets            2,017,090  1,357,213    (1,343,896)       2,030,406

Year Ended

December 31, 2002        Segment     Parent     Eliminations     Total

Revenue                 7,325,085          0             0        7,325,085

Segment profit/(loss)     658,769   (455,246)             0         203,523

Total assets            2,258,545   1,487,958    (1,576,422)      2,170,081

NOTE 15 - RECLASSIFICATIONS

Certain amounts on the 2002 financial statements have been reclassified to conform with the 2003 presentation.

Item 14.  Controls and Procedures

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the date of this annual report, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There have been no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                              CERTIFICATION

I, Darryl Reed, certify that:

1.   I have reviewed this report on Form 10-KSB of Next Generation
Media, Corp.;

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

Date:  April 3, 2004

/s/ Darryl Reed
Darryl Reed, President


                               CERTIFICATION


I, Phillip Trigg, certify that:

1.   I have reviewed this report on Form 10-KSB of Next Generation
Media, Corp;

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

Date:  April 3, 2004

 /s/ Phillip Trigg
Chief Financial Officer

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

                                       Next Generation Media Corp.

Dated: April 3, 2004                   By: /s/Darryl Reed
                                       Darryl Reed, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature                        Title                          Date

/s/Darryl Reed            President/Director                 April 3, 2004
Darryl Reed

/s/Phillip Trigg          Chief Financial Officer/Director   April 3, 2004
Phillip Trigg

/s/Mellisa Held           Director                           April 3, 2004
Melissa Held

/s/ Fernando Mathov       Director                           April 3, 2004
Fernando Mathov

/s/ Leon Zajdel           Chairman of the Board              April 3, 2004
Leon Zajdel

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

31.1    Certification pursuant of Chief Executive Officer to 18 U.S.C.
        Section 1350, as adopted to Section 906 of the Sarbanes Oxley
        Act of 2002.

31.2    Certification pursuant of Chief Financial Officer to 18 U.S.C.
        Section 1350, as adopted to Section 906 of the Sarbanes Oxley
        Act of 2002.