Form 10QSB
period 2004-03-31
NEXT GENERATION MEDIA CORP
filed 2004-05-14
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2004

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     As of March 31, 2004, the Company had 10,523,397 shares of common stock issued and outstanding.

                            TABLE OF CONTENTS

Part I - Financial Information                                     Page

Item 1

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

Item 6.  Exhibits And Reports On Form 8-K

Signature


       REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

     We have reviewed the accompanying consolidated balance sheets of Next Generation Media Corporation (a Nevada Corporation) as of March 31, 2004 and the related statements of income, stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated interim financial statements is the representation of the management of Next Generation Media Corporation.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.



Vienna, Virginia
May 7, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        Next Generation Media Corporation
                    Consolidated Interim Financial Statements
                    For The Three Months Ended March 31, 2004
                      With Review Report of Independent
                        Certified Public Accountants

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


                      Next Generation Media Corporation
                        Consolidated Balance Sheets
                          For the Periods Ended

                                 ASSETS


                                                (Unaudited)      (Audited)
                                                 March 31,       December 31,
                                                   2004            2003

CURRENT ASSETS:
Cash and cash equivalents (Note 1)               $   223,040     $   123,013
Accounts receivable, net of
    uncollectible accounts (Note 1)                  526,246         411,256
Notes receivable (Note 4)                            313,919         321,279
Inventories (Note 1)                                  58,327          66,410
Prepaid expenses & other current assets               49,519          46,434

Total current assets                               1,171,051         968,392

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 3):
Equipment & vehicles                               1,428,440       1,424,882
Furniture and fixtures                                61,348          61,348
Leasehold improvements                                70,188          80,644
Total property, plant and equipment                1,559,976       1,566,874

Less accumulated depreciation                     (1,222,239)     (1,191,372)

Net property, plant and equipment                    337,737         375,502

Intangibles, net of accumulated amortization
(Note 1)                                             652,591         686,512

TOTAL ASSETS                                       2,161,379       2,030,406

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current portion (Note 3)               99,235          99,190
Accounts  and other payables                         183,891         128,567
Accrued expenses                                     153,652         156,003
Sales tax payable                                    214,573         207,684
Obligation under capital lease (Note 8)                9,753           9,753

Total current liabilities                            661,104         601,197

LONG TERM LIABILITIES:
Notes payable (Notes 3)                               10,436          18,815
Obligation under capital lease (Note 8)               41,055          43,660

Total long term liabilities                           51,491          62,475

Total liabilities                                    712,595         663,672

STOCKHOLDERS' EQUITY (Note  5):
Common stock, $.01 par value, 50,000,000 shares
   authorized and 10,523,397                         105,234         105,234
  issued and outstanding

Additional paid in capital                         7,379,744       7,379,744
Accumulated deficit                               (6,036,194)     (6,118,244)

Total stockholders' equity                         1,448,784       1,366,734

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         2,161,379       2,030,406

           See accompanying notes and accountant's review report


                      Next Generation Media Corporation
               Consolidated Statements of Income - Unaudited
                        For The Three Months Ended

                                                  March 31,        March 31,
                                                   2004              2003

REVENUES (Note 1):
Coupon sales, net of discounts                    $  1,799,105     $ 1,772,527
Franchise fees                                         116,500          26,600

Total revenues                                       1,915,605       1,799,127

COST OF GOODS SOLD:
Materials                                              229,704         257,128
Direct labor                                           374,155         369,780
Other direct costs                                      36,871          51,207
Postage and delivery                                   513,082         551,811
Payroll taxes from direct labor                         28,623          28,293

Total cost of goods sold                             1,182,435       1,258,219

Gross margin                                           733,170         540,908

GENERAL AND ADMINISTRATIVE EXPENSES:
401(k) matching (Note 2)                                12,000          10,500
Advertising (Note 1)                                    11,763           4,906
Amortization (Note 1)                                   33,921          33,922
Bad debt expense                                        30,000           7,500
Depreciation (Note 1)                                   30,867          40,155
Franchise development & support                         82,002          15,632
Insurance                                               15,026          11,437
Meals and entertainment                                    650           4,898
Office expense                                          27,134          16,548
Other expenses                                          30,900          31,538
Payroll                                                217,123         142,565
Payroll taxes                                           25,446          19,515
Professional fees                                       30,505          45,426
Property taxes                                           3,375           3,900
Rent and pass thru expenses                             70,228          67,672
Repairs and maintenance                                  6,812           4,392
Travel and conferences                                     442           5,039
Utilities                                               18,238          20,935

Total operating expenses                               646,432         486,480

Gain/(Loss) from operations                             86,738          54,428

OTHER INCOME AND EXPENSES:
Interest expense                                         5,339           4,087

Total other income (expense)                             5,339           4,087

Net income                                              82,050          73,288

Gain applicable to common shareholders                  82,050          73,288

Basic gain/(loss) per common share (Note 1)             0.0078          0.0077

Weighted average common shares outstanding          10,523,397       9,523,397

Diluted gain per common share                           0.0058          0.0064

Fully diluted common shares outstanding             14,213,397      11,371,897

             See accompanying notes and accountant's review report


                        Next Generation Media Corporation
         Consolidated Statements of Stockholders' Equity-Unaudited



                                                               Additional
                                      Common Stock              Paid In           Accumulated
                                    Shares      Amount          Capital             Deficit        Total
Balance: January 1, 2003            9,523,397       95,234      7,343,744         (6,280,350)    $1,158,628

Common stock issued in
 exchange for services              1,000,000       10,000         36,000                  -         46,000

Net Income - Year to Date                   -            -              -            162,106        162,106

Balance: December 31, 2003         10,523,397      105,234      7,343,744         (6,118,244)     1,366,734

Net Income - Year to Date                   -            -              -             82,050         82,050

Balance: March 31, 2004            10,523,397      105,234      7,343,744         (6,036,194)     1,448,784



                See accompanying notes and accountant's review report


                          Next Generation Media Corporation
                          Statement of Cash Flows - Unaudited
                            For The Three Months Ended

                                                  March 31,        March 31,
                                                   2004              2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                 $    82,050      $    73,288
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                          64,788           74,077
(Increase) decrease in assets
Accounts & notes receivable                          (107,630)         (42,898)
Inventories                                             8,083           (5,021)
Prepaids and other current assets                      (3,085)          23,811

Increase (decrease) in liabilities
Accounts and other payables                            62,213              215
Accrued expenses                                       (2,351)          19,030

Net cash flows (used) by
  operating activities                                104,068          142,502

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          -             (923)
Disposal of property & equipment, net                   6,898
Net cash provided/(used) by investing activities        6,898             (923)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital leases                            (2,605)               -
Repayment of notes payable                             (8,334)         (54,508)

Net cash provided/(used) by financing activities      (10,939)         (54,508)

NET INCREASE/(DECREASE) IN CASH                       100,027           87,071

CASH, BEGINNING OF PERIOD                             123,013          199,305

CASH, END OF PERIOD                                   223,040          286,376

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Income taxes                                                -                -
Interest                                                5,339            5,547

           See accompanying notes and accountant's review report

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and it's subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-KSB.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United
Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At March 31, 2004, the Company had approximately 50 active area franchise operations located throughout the United States.

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

Estimated useful lives are as follows:

  Furniture, fixtures and equipment        7-10 years
  Leasehold Improvements                     10 years
  Vehicles                                    5 years
  Computer & Software                         5 years

Depreciation expense for the three months ended March 31, 2004 and 2003 was $30,867 and $40,155 respectively.

Intangibles:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from five (5) to ten (10) years. The Company
periodically evaluates the goodwill for possible impairment.   The
analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment. In addition, the Company has a covenant not to compete, which is being amortized over five (5) years. Amortization expense for the three months ended March 31, 2004 and 2003 was $33,921 and $33,922, respectively.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended March 31, 2004 and 2003 was $11,763 and $4,906.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of March 31, 2004.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Allowance for uncollectible accounts as of March 31, 2004 and 2003 was $88,314 and $29,104 respectively.

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

As of March 31, 2004, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation

Stock options outstanding as of March 31, 2004
with a weighted average exercise price per share
of $0.26                                                          3,690,000

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of March 31, 2004.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The estimated matching contribution for the quarter ended March 31, 2004 is $12,000.

NOTE 3 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:

March 31, 2004                                                     Amount

Note payable to CIT Group, interest of 10% on principal only, collateralized by the equipment of United Marketing Solutions,
Inc.                                                               $ 10,998

Note payable to PS Business Parks, face amount of $130,000,
   interest at 5%, payable over three years.                       $ 38,084

Note payable to Capital York, unsecured with payments
   inclusive of interest of $1,000 per month                       $ 16,500

Note payable to Frank Parsons Paper
    payable in monthly installments of inclusive of interest       $ 22,839

Promissory note payable to former executive
payable in twenty-four monthly installments of $3,452 at 0%
interest                                                           $ 21,250

                                                                   $109,671

Less: Current portion                                              $ 99,235

Long-term portion                                                  $ 10,436

NOTE 4 - NOTES RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default, the Company's management considers the note collectible.

NOTE 5 - COMMON STOCK

During the three months ended March 31, 2004 and 2003, the Company issued no shares of common stock.

In 2003, the Company issued 2,350,000 options to purchase shares of common stock at $0.01 per share to members of the Company's Board of Directors and employees. The options were issued at the then fair market value of the underlying shares. In addition, the Company issued 1,000,000 shares of common stock valued at $46,000 to various consultants and employees for services rendered.

NOTE 6 - EMPLOYEE STOCK INCENTIVE PLAN

On December 26, 2001, the Company adopted the Employee Stock
Incentive Plan authorizing 3,000,000 shares at a maximum offering price of $0.10 per share for the purpose of providing employees equity-based compensation incentives. The Company issued no shares under the plan during the periods.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Future minimum annual lease payments for capital and operating leases as of march 31, 2004 are:

              Operating                 Capital

2004           217,253                   9,418
2005           282,780                  14,628
2006           280,006                  14,628
2007            23,409                  14,628
2008                 0                   6,095
Thereafter           0                       0
Total          803,448                  59,317

Rent expense for the years ended March 31, 2004 and 2003 were $64,096 and $61,631.

The Company has entered into various employment contracts. The contracts provided for the award of present and/or future options to purchase common stock at then fair market value of the underlying shares at date of grant or vesting. The contracts can be terminated without cause upon written notice within thirty to ninety days.

The Company is party to various legal matters encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these matters will not have a material adverse effect on the Company's financial position or the future results of operations.

NOTE 8 - OBLIGATION UNDER CAPITAL LEASE

The Company acquired machinery under the provisions of a long-term leases. For financial reporting purposes, minimum lease payments relating to the machinery have been capitalized.
The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of March 31, 2004 are as follows:

Total minimum lease payments                                    $59,397
Amount representing interest                                      8,589
Present value of net minimum lease payments                      50,808
Current portion                                                   9,753
Long-term capital lease obligation                               41,055

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

Total revenues increased to $1,915,605 in the quarter ended March 31, 2003 as compared to $1,799,127 in the quarter ended March 31, 2003, an increase of nearly six percent.

Total cost of goods sold decreased from $1,258,219 in the quarter ended March 31, 2003 as compared to $1,182,435 in the quarter ended March 31, 2004, a reduction of approximately 6%. The gross margin increased from $540,908 in the quarter ended March 31, 2003 to $733,170 in the quarter ended March 31, 2004, an increase of approximately 26%.

Total operating expenses increased to $646,432 in the quarter ended March 31, 2004 from $486,480 in the quarter ended March 31, 2003. The greatest percentage of this increase in expenses was due to an increase of $74,558 in payroll expense and an increase in franchise development and support paid of $66,370.

Total gain from operations for the quarter ending March 31, 2004 was $82,050 as compared to a gain of $73,288 for the quarter ending March 31, 2003.

Total assets grew from $2,030,406 at December 31, 2003 to $2,161,379 at March 31, 2004. Total current liabilities increased from $663,672 at December 31, 2003 to $712,595 at March 31, 2004.

Net cash flows by operating activities was $104,068 for the period ended March 31, 2004 as compared to $142,502 for the period ended
March 31, 2003.

Cash provided by investing activities was $6,898 for the period ended March 31, 2004, as compared to net cash used by investing activities of $923 for the period ended March 31, 2003.

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

New Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for
(a) the definition of employee for purposes of applying APB No. 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending March 31, 2004.

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

Date:  May 13, 2004

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

Date:  May 13, 2004

/s/ Phillip Trigg
Phillip Trigg, Treasurer

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Next Generation Media Corp.

Dated: May 14, 2004                    By: /s/ Darryl Reed
                                       Darryl Reed, President