Form 10QSB
period 2004-06-30
NEXT GENERATION MEDIA CORP
filed 2004-08-16
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2004

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     As of June 30, 2004, the Company had 10,523,397 shares of common stock issued and outstanding.

                         TABLE OF CONTENTS

Part I - Financial Information                                    Page

Item 1

Review Report of Independent Certified Public Accountants

Condensed Consolidated Interim Financial Statements

Consolidated Balance Sheet

Consolidated Statement of Income

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

     We have reviewed the accompanying condensed consolidated balance sheet of Next Generation Media Corporation (a Nevada Corporation) as of June 30, 2004 and 2003, and the related statements of earnings, stockholders' equity, and cash flows for the three-month and six-month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated interim financial statements is the representation of the management of Next Generation Media Corporation.

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


                                                             Vienna, Virginia
                                                             August 10, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         Next Generation Media Corporation
                           Condensed Consolidated
                         Interim Financial Statements
                      For The Six Months Ended June 30, 2004
                        With Review Report of Independent
                          Certified Public Accountants

                                      TURNER, JONES AND ASSOCIATES, P.L.L.C.
                                      CERTIFIED PUBLIC ACCOUNTANTS

Table of Contents                                                       Page

Review Report of Independent Certified Public Accountants

Condensed Consolidated Interim Financial Statements

Consolidated Balance Sheet

Consolidated Statement of Income

Consolidated Statement of Stockholders' Equity

Consolidated Statement of Cash Flows

Notes to Financial Statements

                          Next Generation Media Corporation
                            Consolidated Balance Sheets
                              For the Periods Ended

                                     ASSETS



                                                              (Unaudited)          (Audited)
                                                                June 30,           December 31,
                                                                 2004                2003
CURRENT ASSETS:
Cash and cash equivalents                                      $    439,354        $   123,013

Accounts receivable, net of uncollectible accounts                  260,150            411,256

Notes receivable                                                    132,648            321,279

Inventories                                                          88,288             66,410

Prepaid expenses & other current assets                             100,032             46,434

Total current assets                                              1,020,472            968,392

PROPERTY, PLANT AND EQUIPMENT:

Equipment & vehicles                                              1,434,178          1,424,882

Furniture and fixtures                                               61,626             61,348

Leasehold improvements                                               70,188             80,644

Total property, plant and equipment                               1,565,992          1,566,874

Less accumulated depreciation                                    (1,262,394)        (1,191,372)

Net property, plant and equipment                                   303,598            375,502

Intangibles, net of accumulated amortization                        618,670            686,512

TOTAL ASSETS                                                      1,942,740          2,030,406

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable, current portion                                       66,195             99,190

Accounts  and other payables                                        231,796            128,567

Accrued expenses                                                    124,680            156,003

Sales tax payable                                                     9,584            207,684

Obligation under capital lease                                       11,095              9,753

Total current liabilities                                           443,350            601,197

LONG TERM LIABILITIES:

Notes payable                                                        10,329             18,815

Obligation under capital lease                                       37,056             43,660

Total long term liabilities                                          47,385             62,475

Total liabilities                                                   490,735            663,672

STOCKHOLDERS' EQUITY  :
Common stock, $.01 par value, 50,000,000 shares
   authorized and 10,523,397                                        105,234            105,234
   issued and outstanding

Additional paid in capital                                        7,379,744          7,379,744

Accumulated deficit                                              (6,032,973)        (6,118,244)

Total stockholders' equity                                        1,452,005          1,366,734

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        1,942,740          2,030,406




See accompanying notes and accountant's review report

                             Next Generation Media Corporation
                  Condensed Consolidated Statement of Income (Unaudited)
                                 For The Periods Ended



                                             For the Three Months Ended      For the Six Months Ended
                                                June 30,      June 30,         June 30,     June 30,
                                                 2004           2003            2004          2003
REVENUES (Note 1):
Coupon sales, net of discounts                  $ 1,980,194     $ 1,816,095     $  3,779,299  $ 3,589,636
Franchise fees                                      119,000          31,100          235,500       57,700

Total revenues                                    2,099,194       1,847,195        4,014,799    3,647,336

COST OF GOODS SOLD:
Materials                                           288,898         290,785          518,602      548,500
Direct labor                                        399,998         368,371          774,154      738,119
Equipment repairs                                     7,565           1,904           12,542        7,156
Other direct costs                                   31,989          33,604           63,883       75,857
Postage and delivery                                653,333         553,228        1,165,920    1,105,039
Payroll taxes from direct labor                      30,607          28,269           59,230       56,562

Total cost of goods sold                          1,412,390       1,276,161        2,594,331    2,531,233

Gross margin                                        686,804         571,034        1,420,468    1,116,103

OPERATING EXPENSES:
401(k) matching                                      12,000          10,500           24,000       21,000
 Advertising                                         13,058          12,290           23,516       17,342
 Amortization                                        33,921          33,921           67,842       67,843
 Bad debt expense                                   180,000           7,500          210,000       15,000
 Depreciation                                        40,155          40,155           71,022       80,310
 Franchise development and support                   88,759          11,507          172,353       33,654
 Insurance                                           13,238          15,751           28,264       27,188
 Meals and entertainment                              1,974           4,457            2,556        7,007
 Office expense                                      26,406          16,750           53,539       33,252
 Other expenses                                      37,144          27,062           64,044       43,304
 Payroll                                            244,371         153,926          461,493      296,523
 Payroll taxes                                       20,204          13,398           45,650       32,912
 Professional fees                                   31,386          17,591           66,252       63,018
 Property taxes                                       5,214           3,900            8,589        7,800
 Rent and pass thru expenses                         71,061          68,472          141,289      136,144
 Repairs and maintenance                              9,468           4,970           16,280        9,362
 Travel and conferences                                   -               -                -            -
 Utilities                                           20,559          22,321           38,797       43,255

Total operating expenses                            848,918         464,471        1,495,486      934,914

Gain/(Loss) from operations                        (162,114)        106,563          (75,018)     181,189

OTHER INCOME AND EXPENSES:
Interest income                                           -               -                -            -
Other income (expense)                                    -            1,650               -        5,730
Gain on sales tax settlement                        176,664                -         176,664            -
Interest expense                                    (11,329)          (4,123)        (16,374)      (9,539)

Total other income (expense)                        165,335           (2,473)        160,290       (3,809)

Net Income/(Loss)                                     3,221          104,090          85,272      177,380

Gain/(Loss) applicable to common shareholders         3,221          104,090          85,272      177,380

Basic gain/(loss) per common share                  0.00031             0.01          0.0081         0.02

Weighted average common shares outstanding       10,523,397        9,523,397      10,523,397    9,523,397

Diluted gain per common share                       0.00023             0.01          0.0060         0.02

Fully diluted common shares outstanding          14,213,397       10,863,397      14,213,397   10,863,397


See accompanying notes and accountant's review report

                         Next Generation Media Corporation
                Consolidated Statements of Stockholders' Equity-Unaudited


                                                           Additional
                                   Common Stock              Paid In           Accumulated
                                Shares       Amount          Capital              Deficit        Total
Balance: January 1, 2003        9,523,397        95,234     7,343,744          (6,280,350)      $ 1,158,628

Common stock issued in
 exchange for services          1,000,000        10,000        36,000                   -            46,000

Net Income - Year to Date               -             -             -             162,106           162,106

Balance: December 31, 2003     10,523,397       105,234     7,343,744          (6,118,244)        1,366,734

Net Income - Year to Date               -             -             -              85,271            85,271

Balance: June 30, 2004         10,523,397       105,234     7,343,744          (6,032,973)        1,452,005


See accompanying notes and accountant's review report

Next Generation Media Corporation
Statement of Cash Flows - Unaudited
For The Three Months Ended

                                                     30-June       30-June
                                                      2004            2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                   $    3,221     $  104,090

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                           74,076         74,076
Settlement of sale tax                                (176,664)             -
(Increase) decrease in assets
Accounts & notes receivable                            447,367        (23,032)
Inventories                                            (29,961)           788
Prepaids and other current assets                      (50,513)         5,985
Increase (decrease) in liabilities
Accounts and other payables                             19,580       (163,877)
Accrued expenses                                       (28,972)       (53,400)

Net cash flows (used) by operating activities          258,134        (55,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                      (6,016)      (567,526)

Net cash provided/(used) by investing activities        (6,016)      (567,526)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under capital lease                               -         60,063
Repayment of capital leases                             (2,657)        (2,038)
Repayment of notes payable                             (33,147)       (13,271)
Borrowings under notes payable                               -         25,500

Net cash provided/(used) by financing activities       (35,804)        70,254

NET INCREASE/(DECREASE) IN CASH                        216,314        (52,642)

CASH, BEGINNING OF PERIOD                              223,040        212,427

CASH, END OF PERIOD                                    439,354        159,785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income taxes                                                 -              -
Interest                                                11,329              -

See accompanying notes and accountant's review report

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and it's subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-KSB.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At June 30, 2004, the Company had approximately 52 active area franchise operations located throughout the United States.

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

Estimated useful lives are as follows:

Furniture, fixtures and equipment             7-10 years
Leasehold Improvements                          10 years
Vehicles                                         5 years
Computer & Software                              5 years

Depreciation expense for the three months ended June 30, 2004 and 2003 was $40,155.

Intangibles:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from five (5) to ten (10) years. The Company
periodically evaluates the goodwill for possible impairment.   The
analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment. In addition, the Company has a covenant not to compete, which is being amortized over five (5) years. Amortization expense for the three months ended June 30, 2004 and 2003 was $33,921 and $33,922, respectively.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended June 30, 2004 and 2003 was $13,058 and $12,290.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of June 30, 2004.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Allowance for uncollectible accounts as of June 30, 2004 and 2003 was $36,940 and $62,197 respectively.
Cash and Cash Equivalents:

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

As of June 30, 2004, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation

Stock options outstanding as of June 30, 2004
with a weighted average exercise price per share
of $0.26                                                        3,690,000

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of June 30, 2004.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The company anticipates making a contribution for 2004. Accrued contributions for the quarter ended June 30, 2004 are $12,000.

NOTE 3 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:

June 30, 2004                                                         Amount

Note payable to CIT Group, interest of 10% on principal only, collateralized by the equipment of United Marketing Solutions,
Inc.                                                                   $  9,498

Note payable to PS Business Parks, face amount of $130,000,
interest at 5%, payable over three years.                              $ 26,824

Note payable to Capital York, unsecured with payments
inclusive of interest of $1,000 per month                              $ 13,500

Note payable to Frank Parsons Paper payable in monthly
installments over twelve months                                        $ 16,077

Promissory note payable to former executive
payable in twenty-four monthly installments of $3,452
at 0% interest                                                         $ 10,625

                                                                       $ 76,524
Less: Current portion                                                  $ 66,195
Long-term portion                                                      $ 10,329

The five-year schedule of maturities is as follows:

     2004     $57,709
     2005      16,972
     2006      1,843
              $76,524

NOTE 4 - NOTES RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default, the Company's management considers $50,000 of the note collectible. Accordingly, the Company recognized $150,000 of bad debt expense during the quarter ended June 30, 2004.

NOTE 5 - COMMON STOCK

During the three months ended June 30, 2004 and 2003, the Company issued no shares of common stock.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Future minimum annual lease payments for capital and operating leases as of June 30, 2004 are:

                          Operating          Capital

     2004                  162,940             7,302
     2005                  282,780            14,628
     2006                  280,006            14,628
     2007                   23,409            14,628
     2008                        0             4,916
     Thereafter                  0                 0
     Total                 749,135            56,102

Rent expense for the quarters ended June 30, 2004 and 2003 were $64,928 and $62,431.

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

The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of June 30, 2004 are as follows:

     Total minimum lease payments                   $56,102
     Amount representing interest                     7,951
     Present value of net minimum lease payments     48,151
     Current portion                                 11,095
     Long-term capital lease obligation             $37,056

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

Total revenues in the quarter ended June 30, 2004 and the six months ended June 30, 2004, respectively $2,099,194 and $4,014,799, increased from $1,847,195 in the quarter ended June 30, 2003 and $3,647,336 in the six months ended June 30, 2003, a three month increase of thirteen percent (13%) and a six month increase of ten percent (10%).

Total cost of goods sold in the quarter ended June 30, 2004 and the six months ended June 30, 2004, respectively, $1,412,390 and $2,594,331, increased from $1,276,161 in the quarter ended June 30, 2003 and $2,531,233 in the six months ended June 30, 2003, a three month increase of ten percent (10%) and a six month increase of two percent (2%). The gross margin in the quarter ended June 30, 2004 and the six months ended June 30, 2004, respectively, $686,804 and $1,420,468, increased from $571,034 in the quarter ended June 30, 2003 and $1,116,103 in the six months ended June 30, 2003, a three month increase of twenty percent (20%) and a six month increase of twenty-seven percent (27%).

Total operating expenses in the quarter ended June 30, 2004 and the six months ended June 30, 2004, respectively, $849,918 and $1,495,486, increased from $464,471 in the quarter ended June 30, 2003 and $934,914 in the six months ended June 30, 2003, a three month increase of eighty-two percent (82%) and a six month increase of sixty percent (60%). The greatest percentage of this increase in expenses was due to an increase of bad debt expense of $172,500, an increase in franchise development and support of $77,254 and an increase in payroll expense of $90,445.

Total net gain from operations in the quarter ended June 30, 2004 and the six months ended June 30, 2004, respectively, $3,221 and $85,272, decreased from a gain of $104,090 in the quarter ended June 30, 2003 and $177,380 in the six months ended June 30, 2003.

Total assets grew decreased slightly from $2,030,406 at December 31, 2003 to $1,942,740 at June 30, 2004. Total current liabilities decreased from $663,672 at December 31, 2003 to $490,735 at June 30, 2004.

Net cash flows by operating activities was $258,134 for the period ended June 30, 2004 as compared to $55,370 used for the period ended June 30, 2003.

Cash provided by investing activities was $6,016 used for the period ended June 30, 2004, as compared to net cash used by investing activities of $567,526 for the period ended June 30, 2003.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending June 30, 2004.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending June 30, 2004.

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

Date:  August 13, 2004

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

Date:  August 13, 2004

/s/ Phillip Trigg
Phillip Trigg, Treasurer

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       Next Generation Media Corp.

Dated: August 13, 2004                 By: /s/ Darryl Reed
                                       Darryl Reed, President