Form 10QSB
period 2004-09-30
NEXT GENERATION MEDIA CORP
filed 2004-11-16
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2004

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     As of September 30, 2004, the Company had 10,523,397 shares of common stock issued and outstanding.

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

     We have reviewed the accompanying condensed consolidated statement of financial position of Next Generation Media Corporation (a Nevada Corporation) as of September 30, 2004 and 2003, and the related statements of earnings, stockholders' equity, and cash flows for the three-month and nine-month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated interim financial statements is the representation of the management of Next Generation Media Corporation.

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




Vienna, Virginia
November 9, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  Next Generation Media Corporation

                      Condensed Consolidated

                   Interim Financial Statements

          For The Nine Months Ended September 30, 2004

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

Condensed Consolidated Interim Financial Statements

Consolidated Statement of Earnings

Consolidated Statement of Financial Position

Consolidated Statement of Stockholders' Equity

Consolidated Statement of Cash Flows

Notes to Financial Statements

                         Next Generation Media Corporation
                 Consolidated Statements of Financial Position
                              For the Periods Ended

                                     ASSETS



                                                                (Unaudited)             (Audited)
                                                               September 30,           December 31,
                                                                    2004                  2003
CURRENT ASSETS:
Cash and cash equivalents                                      $     448,328           $    123,013

Accounts receivable, net of allowance
   for uncollectible accounts                                        402,244                411,256

Notes receivable, net of allowance                                   162,863                321,279
  for uncollectible accounts

Inventories                                                           86,032                 66,410

Prepaid expenses & other current assets                              145,696                 46,434

Total current assets                                               1,245,163                968,392

PROPERTY, PLANT AND EQUIPMENT:
Equipment & vehicles                                               1,444,707              1,424,882

Furniture and fixtures                                                63,214                 61,348

Leasehold improvements                                                76,362                 80,644

Total property, plant and equipment                                1,584,283              1,566,874

Less accumulated depreciation                                     (1,302,549)            (1,191,372)

Net property, plant and equipment                                    281,734                375,502

Intangibles, net of accumulated amortization                         584,749                686,512

TOTAL ASSETS                                                       2,111,646              2,030,406


See accompanying notes and accountant's review report

                            Next Generation Media Corporation
                Consolidated Statements of Financial Position (Continued)
                                  For the Periods Ended

                         LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                (Unaudited)             (Audited)
                                                               September 30,           December 31,
                                                                    2004                  2003
CURRENT LIABILITIES:
Notes payable, current portion                                 $      37,074           $   99,190

Accounts  and other payables                                         230,050              128,567

Accrued expenses                                                     250,414              156,003

Sales tax payable                                                      5,537              207,684

Obligation under capital lease                                        15,526                9,753

Total current liabilities                                            538,601              601,197

LONG TERM LIABILITIES:

Notes payable                                                          6,086               18,815

Obligation under capital lease                                        29,908               43,660

Total long term liabilities                                           35,994               62,475

Total liabilities                                                    574,595              663,672

STOCKHOLDERS' EQUITY  :
Common stock, $.01 par value, 50,000,000 shares
   authorized and 10,523,397                                         105,234              105,234
   issued and outstanding

Additional paid in capital                                         7,379,744            7,379,744

Accumulated deficit                                               (5,947,927)          (6,118,244)

Total stockholders' equity                                         1,537,051            1,366,734

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         2,111,646            2,030,406


See accompanying notes and accountant's review report


                            Next Generation Media Corporation
               Condensed Consolidated Statement of Earnings (Unaudited)
                                   For The Periods Ended



                                              For the Three Months Ended         For the Nine Months Ended
                                            September 30,   September 30,   September 30,  September 30,
                                                2004            2003            2004           2003
REVENUES (Note 1):
Coupon sales, net of discounts                  $  1,969,597    $  1,885,805    $  5,748,813   $  5,475,442

Franchise fees                                       122,500          88,350         358,000        146,050

Total revenues                                     2,092,097       1,974,155       6,106,813      5,621,492

COST OF GOODS SOLD:
Materials                                            263,808         248,398         782,749        796,897

Direct labor                                         427,962         365,449       1,202,116      1,103,569

Equipment repairs                                      9,857           3,854          22,398         11,009

Other direct costs                                    29,794          30,887          93,678        106,744

Postage and delivery                                 576,004         571,742       1,741,923      1,676,782

Payroll taxes from direct labor                       32,739          27,849          91,969         84,411

Total cost of goods sold                           1,340,164       1,248,179       3,934,833      3,779,412

Gross margin                                         751,933         725,976       2,171,980      1,842,080

OPERATING EXPENSES:
401(k) matching (Note 2)                              12,000          10,500          36,000         31,500

Advertising (Note 1)                                   2,980           5,090          26,495         22,432

Amortization (Note 1)                                 33,921          33,922         101,763        101,765

Bad debt expense                                      30,000           7,500         240,000         22,500

Bank charges  Depreciation (Note 1)                   40,155          40,155         111,177        120,465

Franchise development and support                     90,576          56,211         261,313         93,662

Insurance                                             14,057          10,768          42,321         37,956

Meals and entertainment                                1,376           2,656           3,495          5,725

Office expense                                        22,089          17,114          75,628         50,366

Payroll                                              221,774         158,341         683,268        454,864

Payroll taxes                                         13,023          10,190          58,673         43,103

Professional fees                                     45,609          29,024         105,894         92,042

Property taxes                                         3,375             900          11,964          8,700

Rent and pass thru expenses                           70,228          68,472         211,517        204,616

Repairs and maintenance                               16,063           3,763          32,343         13,125

Utilities                                             26,761          23,311          63,332         66,567

Total operating expenses                             643,987         477,917       2,065,183      1,369,388

Gain/(Loss) from operations                          107,946         248,059         106,797        472,692

OTHER INCOME AND EXPENSES:
Interest income                                                            -               -              -

Other income (expense)                               (14,519)        (17,363)        (88,095)      (60,807)

Gain/(Loss) on legal settlement (Note 11)                290               -         176,954         5,730

Interest expense                                      (8,671)        (7,356)         (25,339)      (16,895)

Total other income (expense)                         (22,900)       (24,719)          63,520       (71,972)

Net Income/(Loss)                                     85,046        223,340          170,317       400,720

Gain/(Loss) applicable to common shareholders         85,046        223,340          170,317       400,720

Basic gain/(loss) per common share (Note 1)           0.0081         0.0194           0.0162        0.0300

Weighted average common shares outstanding        10,523,397     11,523,397       10,523,397     11,523,397

Diluted gain per common share (Note 1)                0.0060         0.0174         0.012000         0.0312

Fully diluted common shares outstanding           14,213,397     12,863,397       14,213,397     12,863,397


See accompanying notes and accountant's review report

                        Next Generation Media Corporation
            Consolidated Statements of Stockholders' Equity-Unaudited



                                                             Additional
                                    Common Stock              Paid In           Accumulated
                                  Shares      Amount          Capital             Deficit        Total
Balance: January 1, 2003          9,523,397       95,234       7,343,744        (6,280,350)      $1,158,628

Common stock issued in
exchange for services             1,000,000       10,000          36,000                 -           46,000

Net Income - Year to Date                 -            -               -           162,106          162,106

Balance: December 31, 2003       10,523,397      105,234       7,379,744        (6,118,244)       1,366,734

Net Income - Year to Date                 -            -               -           170,317          170,317

Balance: September 30, 2004      10,523,397      105,234       7,379,744        (5,947,927)       1,537,051



                            Next Generation Media Corporation
                           Statement of Cash Flows - Unaudited
                                 For The Three Months Ended


                                                                  September 30,          September 30,
                                                                      2004                   2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                  $     85,046          $    223,340

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                            74,076                74,077

(Increase) decrease in assets
Accounts & notes receivable                                            (172,309)             (134,088)

Inventories                                                               2,256                 3,751

Prepaids and other current assets                                       (45,664)              (37,767)

Increase (decrease) in liabilities
Accounts and other payables                                              (1,746)              (43,313)

Pension payable                                                               -                (3,167)

Accrued expenses                                                        121,687               (13,285)

Net cash flows (used) by operating activities                            63,346                69,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                      (18,291)              (15,563)

Net cash provided/(used) by investing activities                        (18,291)              (15,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable and capital leases                           (36,081)              (30,393)

Net cash provided/(used) by financing activities                        (36,081)              (30,393)

NET INCREASE/(DECREASE) IN CASH                                           8,974                23,592

CASH, BEGINNING OF PERIOD                                               439,354               159,785

CASH, END OF PERIOD                                                     448,328               183,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income taxes                                                                  -                     -

Interest                                                                  8,671                 1,776


See accompanying notes and accountant's review report

                     UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and its subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-KSB40.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United
Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At September 30, 2004, the Company had approximately 50 active area franchise licenses located throughout the United States.

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

Depreciation expense for the three months ended September 30, 2004 and 2003 was $40,155.

Intangibles:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets and it is being amortized on a straight-line basis over the estimated period of benefit, which ranges from five (5) to ten (10) years.  The Company
periodically evaluates the goodwill for possible impairment.   The
analysis consists of a comparison of future projected cash flows to the carrying value of the goodwill. Any excess goodwill would be written off due to impairment. In addition, the Company has a covenant not to compete, which is being amortized over five (5) years. Amortization expense for the three months ended September 30, 2004 and 2003 amounted to $33,921 and $33,922 respectively.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended September 30, 2004 and 2003 was $2,980 and $5,090 respectively.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of September 30, 2004.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Allowance for uncollectible accounts as of September 30, 2004 and 2003 was $481,940 and $304,697 respectively.
Cash and Cash Equivalents:

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

As of September 30, 2004, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation                                   Common Stock

Stock options outstanding as of September 30, 2004
with a weighted average exercise price per share
of $0.26                                                    3,690,000

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of September 30, 2004.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The company anticipates making a contribution for 2004. The Corporation accrued $12,000 and $10,500 in the three months ended September 30, 2004 and 2003 respectively.

NOTE 3 - NOTES PAYABLE

Notes payable consists of the following:

September 30, 2004                                                   Amount

Note payable to Capital York, unsecured with payments                $ 10,500
inclusive of interest of $1,000 per month

Note payable to CIT Group, interest of 10% on principal only, collateralized by the equipment of United Marketing Solutions, Inc.  $  7,998

Note payable to PS Business Park, face amount of
$130,000, interest at 5%, payable over three years                   $  15,424

Note payable to Frank Parsons Paper payable in monthly
Installments                                                         $   9,238

                                                                     $  43,160
Less: Current portion                                                $  37,074
Long-term portion                                                    $   6,086

NOTE 4 - NOTES RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default, the Company's management considers a portion of the note collectible. Accordingly, the Company recognized $150,000 of bad debt expense during the quarter ended June 30, 2004.

NOTE 5 - COMMON STOCK

During the three months ended September 30, 2004 and 2003, the Company issued no shares of common stock.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Future minimum annual lease payments for capital and operating leases as of September 30, 2004 are:

                                        Operating        Capital

2004                                     162,940          4,555
2005                                     282,780         14,628
2006                                     280,006         14,628
2007                                      23,409         14,628
2008                                           0          4,916
Thereafter                                     0              0
Total                                    749,135         53,355

Rent expense for the quarters ended September 30, 2004 and 2003 were $70,229 and $68,472 Respectively.

NOTE 8 - OBLIGATION UNDER CAPITAL LEASE

The Company acquired machinery under the provisions of a long-term leases. For financial reporting purposes, minimum lease payments relating to the machinery have been capitalized.

The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of September 30, 2004 are as follows:

Total minimum lease payments                               $53,355
Amount representing interest                                 7,921
Present value of net minimum lease payments                 45,434
Current portion                                             15,526
Long-term capital lease obligation                          29,908

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

Total revenues in the quarter ended September 30, 2004 and the nine months ended September 30, 2004, respectively $2,092,097 and $6,106,813, increased from $1,974,155 in the quarter ended September 30, 2003 and $5,621,492 in the nine months ended September 30, 2003, a three month increase of five percent (5%) and a nine month increase of eight percent (8%).

Total cost of goods sold in the quarter ended September 30, 2004 and the nine months ended September 30, 2004, respectively, $1,340,164 and $3,934,833, increased from $1,248,179 in the quarter ended September 30, 2003 and $3,779,412 in the nine months ended September 30, 2003. The gross margin in the quarter ended September 30, 2004 and the nine months ended September 30, 2004, respectively, $751,933 and $2,171,980, increased from $725,976 in the quarter ended September 30, 2003 and $1,842,080 in the nine months ended September 30, 2003.

Total operating expenses in the quarter ended September 30, 2004 and the nine months ended September 30, 2004, respectively, $643,987 and $2,065,183, increased from $477,917 in the quarter ended September 30, 2003 and $1,369,088 in the nine months ended September 30, 2003. The greatest percentage of this increase in expenses was due to an increase in franchise development and support of $34,365 and an increase in payroll expense of $63,433.

Total net gain from operations in the quarter ended September 30, 2004 and the nine months ended September 30, 2004, respectively, $85,046 and $170,317, decreased from a gain of $223,340 in the quarter ended September 30, 2003 and $400,720 in the nine months ended September 30, 2003.

Net cash flows provided by operating activities was $63,346 for the period ended September 30, 2004 as compared to $69,548 provided for the period ended September 30, 2003.

Cash used by investing activities was $18,291 for the period ended September 30, 2004, as compared to net cash provided by investing activities of $69,548 for the period ended September 30, 2003.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending September 30, 2004.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending September 30, 2004.

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

                                       Next Generation Media Corp.

Dated: November 13, 2004               By: /s/ Darryl Reed
                                       Darryl Reed, President