Form 10KSB/A
period 2003-12-31
NEXT GENERATION MEDIA CORP
filed 2004-12-15
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB/A

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

     This 10-KSB/A is being filed due to the fact that, in the 10-KSB filing, the signature block for the auditor was unintentionally omitted.

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



/s/ Turner, Jones & Associates, P.L.L.C.
Turner, Jones & Associates, P.L.L.C.
Vienna, Virginia
March 23, 2004


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

31.1    Certification pursuant of Chief Executive Officer to 18 U.S.C.
        Section 1350, as adopted to Section 906 of the Sarbanes Oxley
        Act of 2002.

31.2    Certification pursuant of Chief Financial Officer to 18 U.S.C.
        Section 1350, as adopted to Section 906 of the Sarbanes Oxley
        Act of 2002.

                                 Exhibit 21.1
                           Subsidiary of the Company

Name of the Subsidiary                    State of Incorporation

United Marketing Solutions, Inc.                  Virginia



Exhibit 32.1

In connection with the Annual Report of Next Generation Media Corp. (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darryl Reed, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations of the Company.


By: /s/  Darryl Reed
Darryl Reed, President


Exhibit 99.2

In connection with the Annual Report of Next Generation Media Corp. (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Phillip Trigg, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


By: /s/Phillip Trigg
Chief Financial Officer