Form 10KSB
period 2004-12-31
NEXT GENERATION MEDIA CORP
filed 2005-04-01
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     The Company had $7,821,606 in revenue for the fiscal year ended on December 31, 2004. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 31, 2005: Common Stock, par value $0.001 per share -- $1,473,276. As of December 31, 2004, the Company had 10,523,397 shares of common stock issued and outstanding, of which 4,661,672 were held by non-affiliates.

                           TABLE OF CONTENTS

PART I

ITEM 1.  Description of Business....................

ITEM 2.  Description of Property...................

ITEM 3.  Legal Proceedings.....................

ITEM 4.  Submission of Matters to a Vote of Security Holders.

PART II

ITEM 5.  Market for Common Equity and Other Shareholder Matters..

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

ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..............

PART III

ITEM 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with Section
         16(a) of the Exchange Act...................

ITEM 10. Executive Compensation..................

ITEM 11. Security Ownership of Certain Beneficial
         Owners and Management....................

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

The Company acquired United on April 1, 1999. Originally founded in 1981 as United Coupon Corporation, United has operated within the cooperative direct mail industry for twenty years. United has diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in two communication mediums: direct mail and direct marketing. United offers advertising and marketing products and services through a network of franchisees in more than twenty states, with the largest concentration being in the northeast United States. United provides full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, services providers and professionals as resources to help them generate "trial and repeat" customers. United's core product, the cooperative coupon envelope, reaches in excess of eighteen million mailboxes per year with an estimated four hundred million coupons.

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

Employees

As of December 31, 2004, the Company, through United, had approximately 68 employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last quarter of fiscal year-ended December 2004, the Company did not submit any matters to a vote of security holders.

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

For the Fiscal Year Ended on December 31, 2004
                                                 High      Low

Quarter Ended December 31, 2004                   0.17     0.10
Quarter Ended September 30, 2004                  0.22     0.13
Quarter Ended June 30, 2004                       0.30     0.11
Quarter Ended March 31, 2004                      0.40     0.22

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003

                                                 High      Low

Quarter Ended December 31, 2003                  0.28      0.075
Quarter Ended September 30, 2003                 0.17      0.013
Quarter Ended June 30, 2003                      0.06      0.025
Quarter Ended March 31, 2003                     0.10      0.012

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

Holders of Common Equity

As of March 30, 2005, there were approximately 600 shareholders of record of the Company's common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this Form 10-KSB and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

General Overview

The Company acquired United on April 1, 1999. Originally founded in 1981 as United Coupon Corporation, United has operated within the cooperative direct mail industry for twenty years. United has diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in two communication mediums: direct mail and direct marketing. United offers advertising and marketing products and services through a network of franchisees in more than twenty states, with the largest concentration being in the northeast United States. United provides full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, services providers and professionals as resources to help them generate "trial and repeat" customers. United's core product, the cooperative coupon envelope, reaches in excess of eighteen million mailboxes per year with an estimated four hundred million coupons.

Results of Operations

The Company's revenues are difficult to forecast and may vary significantly from quarter to quarter and year to year. In addition, the Company's expense levels for each quarter are, to a significant extent, fixed in advance based upon the Company's expectation as to the net revenues to be generated during that quarter. The Company therefore is generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net revenues. Further as a result of these factors any delay in product introductions, whether due to internal delays or delays caused by third party difficulties, or any significant shortfall in demand in relation to the Company's expectations, would have an almost immediate adverse impact on the Company's operating results and on its ability to maintain profitability in a quarter.

Comparison of the Year Ended December 31, 2004 with the Year Ended December 31, 2003

During the year ending December 31, 2004 the Company experienced significant growth in revenues with sales of $7,821,606 compared to $7,046,252 in the year ending December 31, 2003. Additionally, the Company had other income of $188,673 due to the settlement of debt.

Cost of revenues consists of materials, labor costs and applied overhead expenses. Cost of revenues as a percentage of net revenues were 67% in the year ended December 31, 2004, down from 69% for the year ended December 31, 2003. The cost of goods sold percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenues increases, cost of goods sold as a percentage of revenue should become more and more favorable for the company. The overall increase in the cost of goods sold during 2004 is directly attributable to the increase in net revenues.

General and administrative (operating) expenses increased during 2004 from $2,052,064 in 2003 to $2,750,037 in 2004. Franchise development and training expenses increased from $177,812 in 2003 to $410,962 in 2004. The addition of key management personnel increased administrative payroll from $680,396 in 2003 to $850,744 in 2004. Recognition of the anticipated performance of the INI Promissory Note and the write-down of the Tool Kit receivable resulted in an increase in bad debt expense from $30,000 in 2003 to $240,000 in 2004.

Net Income (Loss)

The Company realized net income of $48,526 for the year ended
December 31, 2004 as compared to net income of $162,432 for the year ended December 31, 2003.

Liquidity and Capital Resources

The Company has relied primarily on funds generated from revenues, the issuance of common stock and use of its line of credit to finance its operations and expansion. Cash and cash equivalents at December 31, 2004 was $395,575 and $123,013 at December 31, 2003. The assets of the Company decreased slightly from $2,030,406 at December 31, 2003 to $1,924,672 at December 31, 2004, due largely to an increase in accumulated depreciation. For the year ended December 31, 2004, we generated a cash flow surplus of $430,791 from operating activities. The net cash used in financing activities was $81,255 while making repayment on notes payable. The Company has used its working capital to finance ongoing operations and the marketing of its products.

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

ITEM 7. FINANCIAL STATEMENTS.

Comparative Audited Financial Statements as of and for the year ended December 31, 2004, and for the year ended December 31, 2003 are presented in a separate section of this report following Part IV.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Other than as presented below, there were no changes in or disagreements with Accountants on Accounting and Financial Disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION
16(A) OF THE EXCHANGE ACT.

Officers and Directors.

The names and respective positions of the directors, executive officers, and key employees of the Company are set forth below; there are no other promoters or control persons of the Company. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors are are elected or re-elected at stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. The directors and executive officers of the Company are not a party to any material pending legal proceedings.

Darryl Reed, President/CEO/Director

Mr. Darryl Reed is the current President of the Company. His background includes seven years in the financial services industry. Mr. Reed formerly was with New York Life Insurance Company, a major insurance company, and certain of its subsidiaries since October 1995. Such subsidiaries included #1A Eagle Strategies Corp., a registered investment adviser, where Mr. Reed worked from April 1997 until May 2000. Mr. Reed held several licenses in the financial services industry, including Series 7, 63 and 65. He has a BS in Finance from the University of Florida and an MS from the American College, Philadelphia, PA.

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

Melissa Held, Director

Ms. Held was appointed to the Board of Directors in November 2002. She possesses an extensive background in financial management and real estate. Ms. Held was with Merrill Lynch in a variety of positions over the past eight years, as a Sales Associate from 1994 to 1998, as a Senior Specialist, Interactive Technology from 1998 to 2000 and as Asst. Vice President, Consultative Training Services from 2000 to present. Ms. Held has a BA in Communications from Hollins College (1993).

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

(b)  Compliance with Section 16(a) of the Exchange Act.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on a review of the fiscal year ended December 31, 2004 and subsequently, the Company is unaware that any required reports were not timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2004 and prior.




                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying       LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs(1) payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
Darryl Reed,   2004    180,000     0         0             0           0               0         0
President      2003    165,000     0         0             0           0               0         0
               2002(2) 150,000     0         0             0           0               0         0



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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2004 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of Class    Name and Address of               Amount of      Percent of
                    Beneficial Owner (1)            Beneficial       Class
                                                    Ownership (2)

Common Stock       Darryl Reed                      3,001,546         29%
Common Stock       Leon Zajdel                        478,747          4.6%
Common Stock       Melissa Held                       100,000          1.0%
Common Stock       Phillip Trigg                      200,000          2.0%
Common Stock       Fernando Mathov                    100,000          1.0%

All five persons listed above, together             3,880,292         37.6%

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

Other Benefit Plans

401(k) Plan. The Company makes available a 401(k) Savings Plan (the "401(k) Plan"), a federally-qualified, tax-deferred plan administered by a third party. The 401(k) Plan provides participants with savings or retirement benefits based on employee deferrals of compensation, as well as any matching and other discretionary contributions made by the Company. Employees are eligible to participate in the 401(k) Plan when they complete one month of service with the Company and have attained the age of 18. The employee can defer up to 15% of the compensation amount earned within a calendar year, not to exceed the ceiling set forth annually by the Internal Revenue Service. The Company matches the employee's contribution to the 401(k) Plan dollar-for-dollar up to 3% of the employee's annual salary. Participants become vested in any employer contributions to the 401(k) Plan after two years of service at a rate of 20% for each completed year of service. A participant is always 100% vested in his or her salary reduction contributions to the 401(k) Plan.

Stock Option Plan.

The Company has also filed a Stock Option Plan for Employees on Form
S-8 in December 2001. The Company had not issued any Stock Options pursuant to the Plan included therein to any employees as of December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, and as not otherwise disclosed of in any other filing, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, unless listed below.

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

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Index to Financial Statements and Schedules.                         Page

Audit Report of Independent Certified Public Accountants

Financial Statements

Balance Sheets

Statements of Operations and Retained Earnings

Statements of Cash Flows

Notes to Financial Statements

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the years ended December 31, 2004 and 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                  December 31, 2004      December 31, 2003

(i)      Audit Fees                  $40,000                 $40,000
(ii)     Audit Related Fees          $0                      $0
(iii)    Tax Fees                    $0                      $0
(iv)     All Other Fees              $0                      $0

Total fees                           $40,000                 $40,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2004 or 2003.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature                   Title                             Date

/s/Darryl Reed            President/Director                March 31, 2005
Darryl Reed

/s/Phillip Trigg          Treasurer, Secretary/Director     March 31, 2005
Phillip Trigg

/s/Mellisa Held           Director                          March 31, 2005
Melissa Held

/s/ Fernando Mathov       Director                          March 31, 2005
Fernando Mathov

/s/ Leon Zajdel           Chairman of the Board             March 31, 2005
Leon Zajdel

                                  CERTIFICATIONS

Exhibit 31.1 Certification of President and Chief Executive Officer pursuant to Rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934.

I, Darryl Reed, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Next
Generation Media Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented  in  this  annual   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2005

 /s/ Darryl Reed
Darryl Reed, President


Exhibit 31.2 Certification of Principal Accounting Officer pursuant to Rules 13A-14 and 15D-14 of the Securities Exchange Act of 1934.

I, Phillip Trigg, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Next
Generation Media Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented  in  this  annual   report  our  conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2005

 /s/ Phillip Trigg
Phillip Trigg, Treasurer


Exhibit 32.1 Certification pursuant of Chief Executive Officer to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

In connection with the Annual Report of Next Generation Media Corp. (the "Company") on Form 10-KSB for the year ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darryl Reed, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.

By: /s/  Darryl Reed
Darryl Reed, President

Exhibit 32.2 Certification pursuant of Chief Financial Officer to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes Oxley Act of 2002.

In connection with the Annual Report of Next Generation Media Corp. (the "Company") on Form 10-KSB for the year ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Phillip Trigg, CFO, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

(1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.

By: /s/  Phillip Trigg
Phillip Trigg, Treasurer

                  FINANCIAL STATEMENTS AND SCHEDULES
                      DECEMBER 31, 2004 AND 2003

                    FORMING A PART OF ANNUAL REPORT
            PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
                    NEXT GENERATION MEDIA CORP.

                     NEXT GENERATION MEDIA CORP.

Index to Financial Statements                                       Page

Audit Report of Independent Certified Public Accountants

Financial Statements

Consolidated Balance Sheet

Consolidated Statements of Income

Consolidated Statements of Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to Financial Statements


                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

     We have audited the accompanying consolidated balance sheet of Next Generation Media Corporation (a Nevada Incorporation) as of December 31, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit according to generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Media Corporation as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Turner & Jones
Vienna, Virginia
March 23, 2005

                      Next Generation Media Corporation
                         Consolidated Balance Sheet
                          As of December 31, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                      $   395,575

Accounts receivable, net of
    uncollectible accounts                                         325,698

Notes receivable, net                                               85,833

Trade notes receivable                                              46,587

Inventories                                                        103,380

Employee loans and advances                                          2,074

Deposits                                                            41,200

Prepaid expenses and other current assets                           24,438

Total current assets                                             1,024,785

PROPERTY, PLANT AND EQUIPMENT:
Equipment                                                        1,443,587

Furniture and fixtures                                              65,093

Leasehold improvements                                              76,363

Computer Equipment/Software                                         53,887

Vehicles                                                             9,200

Total property, plant and equipment                              1,648,130

Less: accumulated depreciation                                  (1,320,701)

Net property, plant and equipment                                  327,429

OTHER ASSETS:
Intangibles, net of accumulated amortization                       550,828

Trade notes receivable                                              21,630

Total other assets                                                 572,458

TOTAL ASSETS                                                     1,924,672

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Obligation under capital leases, current portion                    18,595

Notes payable                                                       13,998

Accounts payable                                                   169,105

Accrued expenses                                                   206,006

Deferred revenue                                                    29,000

Pension payable                                                      6,558

Sales tax payable                                                    4,299

Total current liabilities                                          447,561

LONG TERM LIABILITIES:

Obligation under capital leases                                     61,851

Total long term liabilities                                         61,851

Total liabilities                                                  509,412

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
   authorized, 10,523,397 issued and outstanding                   105,234

Additional paid in capital                                       7,379,744

Accumulated deficit                                             (6,069,718)

Total stockholders' equity                                       1,415,260

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                        1,924,672

See accompanying notes and accountant's audit report


                        Next Generation Media Corporation
                        Consolidated Statements of Income
                 For The Years Ended December 31, 2004 and 2003

                                                        2004          2003

REVENUES:
Coupon and postage sales, net of discounts            $ 7,369,106   $6,841,202
Franchise fees                                            452,500      205,050
Total revenues                                          7,821,606    7,046,252

COST OF GOODS SOLD:
Materials                                               1,005,385      984,996
Direct labor                                            1,651,461    1,482,768
Equipment repairs                                          31,001       18,435
Postage and delivery                                    2,263,296    2,132,143
Payroll taxes                                             126,273      113,527
Group Insurance                                           117,855      129,010
Other costs                                                10,973       15,890
Total cost of goods sold                                5,206,244    4,876,769

Gross margin                                            2,615,362    2,169,483

GENERAL AND ADMINISTRATIVE EXPENSES:
401(k) administration fees                                  7,121        5,942
401(k) matching                                            40,000       42,000
Advertising                                                46,170       39,593
Amortization                                              135,684      135,686
Bad debt expense                                          240,000       30,000
Bank charges                                               31,148       21,311
Commissions and fees                                        8,194        9,759
Depreciation                                              129,329      121,995
Franchise development                                     281,364      121,196
Insurance                                                  52,288       50,123
Meals and entertainment                                     4,671        9,326
Office expense                                             92,777       70,683
Other expenses                                              5,096        1,505
Administrative payroll                                    850,744      680,396
Administrative payroll taxes                               74,900       57,368
Professional fees                                         127,105      140,525
Franchise training and support                            129,598       56,616
Employee training and relocation                           35,742       15,879
Computer maintenance and support                           43,859       13,614
Rent and pass thru expenses                               282,640      273,453
Repairs and maintenance                                     5,859       14,258
Taxes & licenses                                           17,340       12,347
Temporary help                                              5,024       26,584
Utilities                                                  83,692       86,173
Vehicle expenses                                           19,692       15,732
Total general and administrative                        2,750,037    2,052,064
Income (Loss) from operations                            (134,675)     117,419

OTHER INCOME AND EXPENSES:
Gain or settlement of debt                                188,673            -
Other income (expense)                                        717       23,254
Interest expense                                           (6,189)      (5,448)
Lawsuit settlement                                              -       27,207
Total other income (expense)                              183,201       45,013

Income (Loss) before provision for income tax              48,526      162,432
Provision for income tax:                                       -            -
Net income                                                 48,526      162,432
Income (loss) applicable to common shareholders            48,526      162,432

Basic income/(loss) per common share                        0.005        0.016

Weighted average common shares outstanding             10,523,397   10,222,985

Diluted income/(loss) per common share                      0.003        0.011

Fully diluted common shares outstanding                14,213,397   13,739,149

See accompanying notes and accountant's audit report

                           Next Generation Media Corporation
                    Consolidated Statements of Stockholders' Equity



                                                                Additional
                                         Common Stock            Paid In        Accumulated
                                     Shares       Amount         Capital          Deficit        Total
December 31, 2002                    9,523,397      95,234       $7,343,744       ($6,280,350)  $1,158,628

Common stock issued in exchange
for services                         1,000,000      10,000           36,000                 -       46,000

Net Income                                   -           -                -           162,106      162,106

December 31, 2003                   10,523,397     105,234        7,379,744        (6,118,244)   1,366,734

Net Income                                   -           -                -                 -            -

December 31, 2004                   10,523,397     105,234        7,379,744         6,069,718    1,415,260


             See accompanying notes and accountant's audit report

                             Next Generation Media Corporation
                                Statements of Cash Flows
                      For The Years Ended December 31, 2004 and 2003

                                                       2004           2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $   48,526    $ 162,106
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock issued for services                                       -       46,000
Depreciation and amortization                             265,013      257,680
(Increase)/decrease in assets
Receivables                                               252,786      (77,398)
Inventories                                               (36,970)     (10,502)
Deferred compensation                                           -            -
Prepaids and other current assets                         (21,278)      64,256
Increase/(decrease) in liabilities
Accounts payable                                           45,497     (227,646)
Accrued expenses                                           50,003      (41,424)
Deferred revenue                                           29,000       (4,688)
Pension payable                                             1,599      (21,075)
Sales tax payable                                        (203,385)

Net cash flows provided/(used) by
operating activities                                       430,791     147,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                      (81,255)    (96,705)

Net cash used by investing activities                      (81,255)    (96,705)
Borrowing under capital lease                               42,047      60,063
Repayment of notes payable and capital lease              (119,021)   (113,010)
Net cash provided by financing activities                  (76,974)    (52,947)

NET INCREASE (DECREASE) IN CASH                            272,562      (2,343)

CASH, BEGINNING OF PERIOD                                  123,013     125,356

CASH, END OF PERIOD                                        395,575     123,013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Income taxes                                                     -           -
Interest                                                     6,189       6,196

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Common stock issued for services                                 -      46,000

               See accompanying notes and accountant's audit report


                         Next Generation Media Corporation
                          Notes to Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At December 31, 2004, the Company had approximately 53 active area franchise license agreements located throughout the United States.

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

Estimated useful lives are as follows:

Furniture, fixtures and equipment                7-10 years
Leasehold Improvements                             10 years
Vehicles                                            5 years
Computer & Software                                 5 years

Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $129,329 and $121,995 respectively.

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

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the years ended December 31, 2004 and 2003 were $46,170 and $39,593 respectively.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists for either of the two years ending December 31, 2004 and 2003.

Comprehensive Income:

The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Comprehensive income as defined includes all changes to equity except that resulting from investments by owners and distribution to owners. The Company has no item of comprehensive income to report.

New Accounting Pronouncements:

In November of 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. It also claries that a guarantor is requested to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified issued or modified after December 31, 2002 and the disclosure provisions were effective for the year ended December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's consolidated results of operations, financial condition or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. With the exception of certain measurement criteria deferred indefinitely by the FASB, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company believes will be uncollectible. Allowance for uncollectible accounts as of December 31, 2004 was $173,427.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings Per Common Share:

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share"
("SFAS No. 128"). Under SFAS No. 128, basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Dilated earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilative common shares outstanding during the period. The Company had 3,690,000 options issued and outstanding as of December 31, 2004 and 2003 to purchase stock.

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiary United Marketing Solutions, Inc. for the years ended December 31, 2004 and 2003. All inter-company balances and transactions have been eliminated in consolidation.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes up to the annual limit set by the Internal Revenue Code. The Corporation contributed $34,928 net of forfeitures for 2003. The Company estimates it will contribute $40,000 for 2004.

NOTE 3 - NOTES PAYABLE

Notes payable at December 31, 2004 consists of:

Obligation to CIT Group, bearing interest at 10%, the loan is payable in fifty-six monthly installments of $500, including interest, and is collateralized by the property and equipment of the Company. Balance outstanding at December 31, 2004 was $6,498.

Unsecured note payable to Capital York calling for payments of
$1,000 per month 	inclusive of interest.  Balance at December 31,
2004 was $7,500.

The 5 year schedule of maturities is as follows:

2005                   13,998
2006                        0
Thereafter                  0

                       13,998

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Future minimum annual lease payments for capital and operating leases as of December 31, 2004 are:

                Operating      Capital

2005             282,780         25,800
2006             280,006         25,800
2007              23,409         25,800
2008                   0         17,988
Thereafter             0              0
Total            586,195         95,388

Rent expense for the years ended December 31, 2004 and 2003 was $282,640 and $273,453, respectively.

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

NOTE 5 - INCOME TAXES

Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Management has provided a valuation allowance for the total net deferred tax assets as of December 31, 2004 and 2003, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

The company filed a consolidated return, with a tax liability of $0 for the year 2004. At December 31, 2004, the Company had net operating loss carry forwards for federal income tax purposes of approximately $2,409,509 which are available to offset future taxable income, if any, on a scheduled basis through 2018.

NOTE 6 - OBLIGATION UNDER CAPITAL LEASE

The Company acquired machinery under the provisions of a long-term leases. For financial reporting purposes, minimum lease payments relating to the machinery have been capitalized.

The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of December 31, 2004 are as follows:

Total minimum lease payments                   $95,388
Amount representing interest                    14,942
Present value of net minimum lease payments     80,446
Current portion                                 18,595

Long-term capital lease obligation              61,851

NOTE 7 - COMMON STOCK

In 2003, the Company issued 2,350,000 options to purchase shares of common stock at $0.01 per share to members of the Company's Board of Directors and the employees. The options were issued at the then fair market value of the underlying shares. In addition, the Company issued 1,000,000 shares of common stock valued at $46,000 to various consultants and employees for services rendered.

NOTE 8 - NOTE AND TRADE RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 in Conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default; the Company's management considers a portion of the note collectible. Accordingly, an allowance for uncollectible accounts of $160,000 has been established.

NOTE 9 - INTANGIBLE ASSETS

Intangible assets consist of the following items:

Goodwill                                   $1,341,850
                                            1,341,850
Less accumulated amortization                (791,022)
Intangible assets, net                     $  550,828

Amortization expense for the years ended December 31, 2004 and December 31, 2003 were $135,684 and $135,686, respectively.

NOTE 10 - DEFERRED REVENUE

During 2004, the Company received $29,000 for services to be performed in 2005. When the services were performed, the amount was recognized as income in 2005.

NOTE 11 - PUBLIC STOCK LISTING

Next Generation Media Corporation common stock began trading on the OTC Bulletin Board on June 11, 2001, under the symbol NGMC.

NOTE 12 - SEGMENT INFORMATION

The Company has one reportable segment for the twelve-month periods ended December 31, 2004 and 2003: United Marketing Solutions. United was acquired on April 1, 1999. The entity is a wholly owned subsidiary. United operates a direct mail marketing business. The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segments for the periods ending December 31, 2004 and 2003 are presented below:

NOTE 14 - SEGMENT INFORMATION

Year Ended

December 31, 2003           Segment     Parent     Eliminations     Total

Revenue                     7,031,940   310,000       310,000       7,031,940

Segment profit/(loss)          96,345    65,761             0         162,106

Total assets                2,017,090 1,357,213    (1,343,896)      2,030,406

Year Ended

December 31, 2004           Segment     Parent     Eliminations     Total

Revenue                     7,821,762   418,000      418,000        7,821,762

Segment profit/(loss)          83,324   (34,798)           0           48,526

Total assets                1,958,152 1,246,720    1,820,200        1,924,672

NOTE 15 - RECLASSIFICATIONS

Certain amounts on the 2003 financial statements have been reclassified to conform with the 2004 presentation.