Form 10QSB
period 2005-03-31
NEXT GENERATION MEDIA CORP
filed 2005-05-20
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2005

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

As of March 31, 2005, the Company had 10,523,397 shares of common stock issued and outstanding.

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

Signature

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM


To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

     We have reviewed the condensed consolidated balance sheet of Next Generation Media Corporation and subsidiary as of March 31, 2005 and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an ausit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements, referred to above, for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Next Generation Media Corporation and subsidiary as of December 31, 2004, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 23, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


s/s Turner, Jones & Associates, PLLC
Vienna, Virginia
May 11, 2005


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         Next Generation Media Corporation

                      Consolidated Interim Financial Statements

                  For The Three Months Ended March 31, 2005 and 2004

                          With Review Report of Independent

                          Registered Public Accounting Firm

                        TURNER, JONES AND ASSOCIATES, P.L.L.C.
                             CERTIFIED PUBLIC ACCOUNTANTS


Table of Contents                                                  Page

Report of Independent Register Public Accounting Firm

Financial Statements

    Condensed Consolidated Balance Sheets

    Condensed Consolidated Statements of Income

    Condensed Consolidated Statements of Cash Flows

Notes to Financial Statements


                           Next Generation Media Corporation
                         Condensed Consolidated Balance Sheets
                                For the Periods Ended

                                      ASSETS



                                                                  (Unaudited)             (Audited)
                                                                   March 31,             December 31,
                                                                     2005                   2004
CURRENT ASSETS:
Cash and cash equivalents                                          $    408,735          $   395,575

Accounts receivable, net of uncollectible accounts                      512,181              325,698

Notes receivable, net                                                    64,350               85,833

Trade notes receivable                                                   45,137               46,587

Inventories                                                              95,333              103,380

Prepaid expenses & other current assets                                  81,652               67,712

Total current assets                                                  1,207,388            1,024,785

PROPERTY, PLANT AND EQUIPMENT:
Equipment                                                             1,413,321            1,443,587

Furniture and fixtures                                                   67,124               65,093

Leasehold improvements                                                   81,159               76,363

Computer equipment/software                                              69,187               53,887

Vehicles                                                                  9,200                9,200

Total property, plant and equipment                                   1,639,991            1,648,130

Less accumulated depreciation                                        (1,327,635)          (1,320,701)

Net property, plant and equipment                                       312,356              327,429

Intangibles                                                             584,749              584,749

Trade notes receivables                                                  21,630               21,630

Total other assets                                                      606,379              606,379

TOTAL ASSETS                                                          2,126,123            1,958,593

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current portion                                            9,498               13,998

Accounts  and other payables                                            227,686              175,663

Accrued expenses                                                        228,491              206,006

Sales tax payable                                                         4,113                4,299

Custom deposits                                                          73,459               29,000

Obligation under capital lease, current portion                          16,015               18,595

Total current liabilities                                               559,262              447,561

LONG TERM LIABILITIES:
Obligation under capital lease                                           58,952               61,851

Total long term liabilities                                              58,952               61,851

Total liabilities                                                       618,214              509,412

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
   authorized and 10,523,397                                            105,234              105,234
   issued and outstanding

Additional paid in capital                                            7,379,744            7,379,744

Accumulated deficit                                                  (5,977,069)          (6,035,797)

Total stockholders' equity                                            1,507,909            1,449,181

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            2,126,123            1,958,593


                       See accompanying notes and accountant's review report

                                 Next Generation Media Corporation
                       Condensed Consolidated Statements of Income - Unaudited
                              For The Three Months Ended March 31

                                                         2005        2004

REVENUES:
Coupon sales, net of discounts                       $ 2,032,520  $ 1,788,702

Franchise fees                                            63,000      116,500

Total revenues                                         2,095,520    1,905,202

Cost of goods sold:                                    1,416,058    1,181,939

Gross margin                                             679,462      723,263

General and administrative expenses                      598,578      585,010

Depreciation                                              37,500       30,867

Total operating expenses                                 636,078      615,877

Gain/(Loss) from operations                               43,384      107,386

OTHER INCOME AND (EXPENSES):
Interest expense                                          (1,064)      (1,818)

Miscellaneous income                                      14,454        9,156

Interest income                                              454        1,247

Gain on disposal of equipment                              1,500            -

Total other income (expense)                              15,344        8,585

Net income                                                58,728      115,971

Gain applicable to common shareholders                    58,728      115,971

Basic gain/(loss) per common share                        0.0056         0.01

Weighted average common shares outstanding            10,523,397   10,523,397

Diluted gain per common share                             0.0058       0.0058

Fully diluted common shares outstanding               14,213,397   14,213,397

                    See accompanying notes and accountant's review report



                        Next Generation Media Corporation
           Condensed Consolidated Statements of Cash Flows - Unaudited
                      For The Three Months Ended March 31
                                                         2005        2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $   58,728   $  115,971

Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on disposal                                          (1,500)           -

Depreciation                                              37,500       30,867

(Increase) decrease in assets:
Accounts & notes receivable                             (163,550)    (107,630)

Inventories                                                8,048        8,083

Prepaids and other current assets                        (13,941)      (3,085)

Increase (decrease) in liabilities
Accounts and other payables                               96,298       62,213

Accrued expenses                                          22,486       (2,351)

Net cash flows (used) by operating activities             44,069      104,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       (22,428)           -

Disposal of property & equipment                           1,500        6,898

Net cash provided/(used) by investing activities         (20,928)       6,898

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital leases                               (5,480)      (2,605)

Repayment of notes payable                                (4,500)      (8,334)

Net cash provided/(used) by financing activities          (9,980)     (10,939)

NET INCREASE/(DECREASE) IN CASH                           13,161      100,027

CASH, BEGINNING OF PERIOD                                395,575      123,013

CASH, END OF PERIOD                                      408,736      223,040

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
Income taxes                                                   -            -
Interest                                                   1,064        1,818

             See accompanying notes and accountant's review report

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and it's subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended
December 31, 2004.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United
Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At March 31, 2005, the Company had approximately 54 active area franchise operations located throughout the United States.

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

Estimated useful lives are as follows:

Furniture, fixtures and equipment                     7-10 years
Leasehold improvements                                  10 years
Vehicles                                                 5 years
Computer equipment & software                            5 years

Depreciation expense for the three months ended March 31, 2005 and 2004 was $37,500 and $30,867 respectively.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended March 31, 2005 and 2004 was $7,028 and $14,820.

Revenue Recognition:

The Company recognizes revenue from the design production and printing of coupons upon delivery. Revenue from initial franchise fees is recognized when substantially all services or conditions relating to the sale have been substantially performed. Initial franchise fees are a one-time fee charged per franchise license agreement. The initial franchise fees are non-refundable. Franchise support and other fees are recognized when billed to the franchisee. Amounts billed or collected in advance of final delivery or shipment are reported as deferred revenue.

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a periodic basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of March 31, 2005.

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

New Accounting Pronouncements:

In March 2004, the FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments which provides additional guidance on how companies, carrying debt and equity securities at amounts higher than the securities fair values, evaluate whether to record a loss on impairment. In addition, EITF No. 03-1 provides guidance on additional disclosures required about unrealized losses. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. On September 30, 2004, the FASB approved the issuance of FASB Staff Position EITF No. 03-1-1, which delays the effective date for the application of the recognition and measurement provisions of EITF No. 03-1 to investments in securities that are impaired. Certain disclosure provisions in EITF No. 03-1 were effective for fiscal years ended after December 15, 2003 and other disclosure provisions are effective for annual reporting periods after June 15, 2004. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-
Based Payment ("SFAS 123 r").  This statement is a revision of SFAS
No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123r requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with the Company's third quarter of fiscal year 2005. The Company is currently evaluating the requirements of SDAF 123r and has not yet fully determined the impact on its consolidated financial statements.
The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Allowance for uncollectible accounts as of March 31, 2005 and 2004 was $29,313 and $88,314 respectively.

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

As of March 31, 2005, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation

Stock options outstanding as of March 31, 2005
with a weighted average exercise price per share
of $0.26                                                        3,690,000

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiary as of March 31, 2005.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The company anticipates making a contribution for the quarter ended March 31, 2005 of $15,000.

NOTE 3 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable at December 31, 2004 consists of:

Obligation to CIT Group, bearing interest at 10%, the loan is payable in fifty-six monthly installments of $500, including interest, and is collateralized by the property and equipment of the Company. Balance outstanding at March 31, 2005 was $4,998.

Unsecured note payable to Capitol York calling for payments of $1,000 per month inclusive of interest. Balance at March 31, 2005 was $4,500.

The 5 year schedule of maturities is as follows:

2005             9,498
2006                 0
Thereafter           0
                 9,498

NOTE 4 - NOTES RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 plus accrued interest of $45,833 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default; the Company's management considers a portion of the note collectible. Accordingly, the Company discontinued accruing interest, an allowance for uncollectible accounts of $181,483 has been established.

NOTE 5 - COMMON STOCK

During the three months ended March 31, 2005 and 2004, the Company issued no shares of common stock.

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

The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of March 31, 2005 are as follows:

Total minimum lease payments                                $88,938
Amount representing interest                                 13,971
Present value of net minimum lease payments                  74,967
Current portion                                              16,015

Long-term capital lease obligation                          $58,952

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

Total revenues increased from $1,905,202 in the quarter ended March 31, 2004 as compared to $2,095,520 in the quarter ended March 31, 2005, an increase of nearly ten percent.

Total cost of goods sold increased to $1,416,058 in the quarter ended March 31, 2005 as compared to $1,181,939 in the quarter ended March 31, 2004, an increase of approximately 16%. The gross margin decreased from $679,462 in the quarter ended March 31, 2005 to $723,263 in the quarter ended March 31, 2004, a decrease of approximately 6%.

Total operating expenses increased to $636,078 in the quarter ended March 31, 2005 from $615,877 in the quarter ended March 31, 2004.

Net income for the quarter ending March 31, 2004 was $115,971 as compared to a gain of $58,728 for the quarter ending March 31, 2005.

Total assets grew from $1,958,593 at December 31, 2004 to $2,126,123 at March 31, 2005. Total current liabilities increased from $447,561 at December 31, 2004 to $559,262 at March 31, 2005.

Net cash flows by operating activities was $44,069 for the period ended March 31, 2005 as compared to $104,068 for the period ended
March 31, 2004.

Cash used by investing activities was $20,928 for the period ended March 31, 2005, as compared to net cash provided by investing activities of $6,898 for the period ended March 31, 2004.

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

Quantitative And Qualitative Disclosures About Market Risk

In the normal course of business, operations of the Company may be exposed to fluctuations in interest rates. These fluctuations can vary the cost of financing, investing, and operating transactions. Because the Company has only fixed rate short-term debt, there are no material impacts on earnings due to fluctuations in interest rates. New Accounting Pronouncements:

In March 2004, the FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments which provides additional guidance on how companies, carrying debt and equity securities at amounts higher than the securities fair values, evaluate whether to record a loss on impairment. In addition, EITF No. 03-1 provides guidance on additional disclosures required about unrealized losses. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. On September 30, 2004, the FASB approved the issuance of FASB Staff Position EITF No. 03-1-1, which delays the effective date for the application of the recognition and measurement provisions of EITF No. 03-1 to investments in securities that are impaired. Certain disclosure provisions in EITF No. 03-1 were effective for fiscal years ended after December 15, 2003 and other disclosure provisions are effective for annual reporting periods after June 15, 2004. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-
Based Payment ("SFAS 123 r").  This statement is a revision of SFAS
No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123r requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with the Company's third quarter of fiscal year 2005. The Company is currently evaluating the requirements of SDAF 123r and has not yet fully determined the impact on its consolidated financial statements.
The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending March 31, 2005.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending March 31, 2005.

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

                                       Next Generation Media Corp.

Dated: May 18, 2005                    By: /s/ Darryl Reed
                                       Darryl Reed, President