Form 10QSB/A
period 2004-03-31
NEXT GENERATION MEDIA CORP
filed 2005-06-06
CIK 356292

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

                              TABLE OF CONTENTS

Part I - Financial Information                                      Page

Item 1

Review Report of Independent Registered Public Accounting Firm

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

Signature


                      Turner, Jones & Associates, P.L.L.C
                         Certified Public Accountants
                      108 Center Street, North, 2nd Floor
                        Vienna, Virginia 22180-5712

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

     We have reviewed the condensed consolidated balance sheet of Next Generation Media Corporation and subsidiary as of March 31, 2004 and the related condensed, consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements, referred to above, in order for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Next Generation Media Corporation and subsidiary as of December 31, 2003, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 23, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

     As discussed in the notes to the financial statements, in 2004 the Company changed from an unacceptable method of accounting for goodwill to an acceptable method. The change in accounting principles has been accounted for as a correction of an error and prior financial statements presented have been restated.

Turner, Jones & Associates, P.L.L.C
Vienna, Virginia
May 7, 2004

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

                    For The Three Months Ended March 31, 2004

                       With Review Report of Independent

                        Registered Public Accounting Firm

                       TURNER, JONES AND ASSOCIATES, P.L.L.C.
                            CERTIFIED PUBLIC ACCOUNTANTS

Table of Contents                                                   Page

Review Report of Independent Registered Public Accounting Firm

Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Financial Statements

                         Next Generation Media Corporation
                           Consolidated Balance Sheets
                              For the Periods Ended

                                                   ASSETS
                                                 (Unaudited)      (Audited)
                                                   March 31,     December 31,
                                                     2004           2003

CURRENT ASSETS:
Cash and cash equivalents (Note 1)               $    223,040    $    123,013

Accounts receivable, net of
    uncollectible accounts                            526,246         411,256

Notes receivable                                      313,919         321,279

Inventories                                            58,327          66,410

Prepaid expenses & other current assets                45,518          46,434

Total current assets                                1,167,050         968,392

PROPERTY, PLANT AND EQUIPMENT
Equipment & vehicles                                1,428,440       1,424,882

Furniture and fixtures                                 61,348          61,348

Leasehold improvements                                 70,188          80,644

Total property, plant and equipment                 1,559,976       1,566,874

Less accumulated depreciation                      (1,222,239)     (1,191,372)

Net property, plant and equipment                     337,737         375,502

Intangibles, net of accumulated amortization          951,133         951,882

TOTAL ASSETS                                        2,455,920       2,295,776

              See accompanying notes and accountant's review report

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current portion                          99,235         99,190

Accounts  and other payables                           183,891        128,567

Accrued expenses                                       153,652        156,003

Sales tax payable                                      214,573        207,684

Obligation under capital lease                           9,753          9,753

Total current liabilities                              661,104        601,197

LONG TERM LIABILITIES:

Notes payable                                           10,436         18,815

Obligation under capital lease                          41,055         43,660

Total long term liabilities                             51,491         62,475

Total liabilities                                      712,595        663,672

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 50,000,000 shares
   authorized and 10,523,397                           105,234        105,234
   issued and outstanding

Additional paid in capital                           7,379,744      7,379,744

Accumulated deficit                                 (5,737,653)    (5,852,874)

Total stockholders' equity                           1,747,325      1,632,104

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           2,459,920      2,295,776

              See accompanying notes and accountant's review report



                        Next Generation Media Corporation
                   Consolidated Statements of Income - Unaudited
                            For The Three Months Ended

                                                     March 31,      March 31,
                                                       2004           2003

REVENUES:
Coupon sales, net of discounts                      $ 1,786,923    $ 1,772,527

Franchise fees                                          116,500         26,600

Total revenues                                        1,903,423      1,799,127

COST OF GOODS SOLD:

Materials                                               229,704        257,128

Direct labor                                            374,155        369,780

Other direct costs                                       36,871         51,207

Postage and delivery                                    513,082        551,811

Payroll taxes from direct labor                          28,623         28,293

Total cost of goods sold                              1,182,435      1,258,219

Gross margin                                            720,988        540,908

GENERAL AND ADMINISTRATIVE EXPENSES:

401(k) matching                                          12,000         10,500

Advertising                                               3,093          4,906

Amortization                                                750            750

Bad debt expense                                         30,000          7,500

Depreciation                                             30,867         40,155

Franchise development & support                          81,583         15,632

Insurance                                                15,026         11,437

Meals and entertainment                                       -              -

Office expense                                           24,041         16,548

Other expenses                                           30,899         17,569

Payroll                                                 217,123        142,565

Payroll taxes                                            25,446         19,515

Professional fees                                        30,505         45,426

Property taxes                                            3,375          3,900

Rent and pass thru expenses                              70,228         67,672

Repairs and maintenance                                   6,812          4,392

Travel and conferences                                      442          5,039

Utilities                                                18,238         20,935

Total operating expenses                                600,428        434,441

Gain/(Loss) from operations                             120,560        106,467

OTHER INCOME AND EXPENSES:

Other                                                                    4,080

Interest expense                                         (5,339)        (4,087)

Total other income (expense)                             (5,339)            (7)

Net income                                              115,221        106,460

Gain applicable to common shareholders                  115,221        106,460

Basic gain/(loss) per common share                        0.011         0.0077

Weighted average common shares outstanding           10,523,397      9,523,397

Diluted gain per common share                             0.008         0.0064

Fully diluted common shares outstanding              14,213,397     11,371,897

             See accompanying notes and accountant's review report


                          Next Generation Media Corporation
            Consolidated Statements of Stockholders' Equity-Unaudited



                                                                 Additional
                                          Common Stock            Paid In         Accumulated
                                         Shares      Amount       Capital            Deficit       Total
Balance: January 1, 2003                 9,523,397      95,234     7,343,744      6,147,665)    $1,291,313

Common stock issued in
 exchange for services                   1,000,000      10,000        36,000              -         46,000

Net Income - Year to Date                        -           -             -        294,791        294,791

Balance: December 31, 2003              10,523,397     105,234     7,379,744     (5,852,874)     1,632,104

Net Income - Year to Date                        -           -             -        115,221        115,221

Balance: March 31, 2004                 10,523,397     105,234     7,379,744     (5,737,653)     1,747,325


                 See accompanying notes and accountant's review report


                           Next Generation Media Corporation
                           Statement of Cash Flows - Unaudited
                              For The Three Months Ended

                                                  March 31,        March 31,
                                                    2004            2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                 $    115,221     $  106,460

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                           31,617         40,905

(Increase) decrease in assets
Accounts & notes receivable                           (107,630)       (42,898)

Inventories                                               8,083        (5,021)

Prepaids and other current assets                        (3,085)       23,811

Increase (decrease) in liabilities
Accounts and other payables                              62,213           215

Accrued expenses                                         (2,351)       19,030

Net cash flows (used) by operating activities           104,068       142,502

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                            -          (923)

Disposal of property & equipment, net                     6,898

Net cash provided/(used) by investing activities          6,898          (923)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital leases                              (2,605)            -

Repayment of notes payable                               (8,334)      (54,508)

Net cash provided/(used) by financing activities        (10,939)      (54,508)

NET INCREASE/(DECREASE) IN CASH                         100,027        87,071

CASH, BEGINNING OF PERIOD                               123,013      199,305

CASH, END OF PERIOD                                     223,040      286,376

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Income taxes                                                  -            -
Interest                                                  1,818        5,547

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

Intangibles:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets. The Company
periodically evaluates the goodwill for possible impairment.   The
analysis consists of a comparison of the Company's market capitalization under SFAS No. 142 to the net fair market value of all identifiable assets plus goodwill. Any excess over market capitalization would be written off due to impairment. In addition, the Company has a covenant not to compete, which is being amortized over five (5) years. Amortization expense for each of the three months ended March 31, 2004 and 2003 was $750.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended March 31, 2004 and 2003 was $11,763 and $4,906.

Revenue Recognition:

The Company recognizes revenue from the design production and printing of coupons upon delivery. Revenue from initial franchise fees is recognized when substantially all services or conditions relating to the sale have been substantially performed.
Substantially all services and conditions have been met at the time of payment. Franchise support fees of $150 per quarter per franchisee are billed quarterly and recognized when billed to the franchisee. Amounts billed or collected in advance of final delivery or shipment are reported as deferred revenue.

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of March 31, 2004.

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

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The company anticipates making a contribution for 2004. Accrued contributions for the quarter ended March 31, 2004 are $12,000.

NOTE 3 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:

March 31, 2004                                                     Amount

Note payable to CIT Group, interest of 10% on principal only, collateralized by the equipment of United Marketing Solutions,
Inc.                                                                $ 10,998
Note payable to PS Business Parks, face amount of $130,000,
interest at 5%, payable over three years.                           $ 38,084

Note payable to Capital York, unsecured with payments
inclusive of interest of $1,000 per month                           $ 16,500

Note payable to Frank Parsons Paper
payable in monthly installments inclusive of interest               $ 22,839

Promissory note payable to former executive
payable in twenty-four monthly installments of $3,452 at 0%
interest                                                            $ 21,250

                                                                    $109,671
Less: Current portion                                               $ 99,235

Long-term portion                                                   $ 10,436

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

NOTE 9 - CORRECTION OF AN ERROR

The interim financial statements have been corrected to remove amortization of goodwill pursuant to SFAS No. 142. The cumulative effect was a $265,370 deficit and corresponding increase in intangibles through December 31, 2003. The correction resulted in an increase in net income and intangibles and a corresponding decrease in accumulated deficit of approximately $33,171 for the quarters ended March 31, 2004 and 2003. All prior periods presented have been restated to reflect the correction.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

Total revenues increased to $1,903,423 in the quarter ended March 31, 2003 as compared to $1,799,127 in the quarter ended March 31, 2003, an increase of more than five percent.

Total cost of goods sold decreased from $1,258,219 in the quarter ended March 31, 2003 as compared to $1,182,435 in the quarter ended March 31, 2004, a reduction of approximately 6%. The gross margin increased from $540,908 in the quarter ended March 31, 2003 to $720,988 in the quarter ended March 31, 2004, an increase of approximately 25%.

Total operating expenses increased to $600,428 in the quarter ended March 31, 2004 from $486,480 in the quarter ended March 31, 2003. The greatest percentage of this increase in expenses was due to an increase of $74,558 in payroll expense and an increase in franchise development and support paid of $66,370.

Total gain from operations for the quarter ending March 31, 2004 was $120,560 as compared to a gain of $106,467 for the quarter ending
March 31, 2003.

Total assets grew from $2,295,726 at December 31, 2003 to $2,455,920 at March 31, 2004. Total current liabilities increased from $663,672 at December 31, 2003 to $712,595 at March 31, 2004.

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

31.1     Certification of Principal Executive Officer

31.2     Certification of Chief Financial Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002