Form 10QSB/A
period 2004-06-30
NEXT GENERATION MEDIA CORP
filed 2005-06-06
CIK 356292

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

Signature

                       Turner, Jones & Associates, P.L.L.C
                          Certified Public Accountants
                       108 Center Street, North, 2nd Floor
                          Vienna, Virginia 22180-5712


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

     We have reviewed the condensed consolidated balance sheet of Next Generation Media Corporation and subsidiary as of June 30, 2004 and the related condensed, consolidated statements of income and cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

Turner, Jones & Associates, P.L.L.C
Vienna, Virginia
         August 10, 2004


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

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Financial Statements

                         Next Generation Media Corporation
                            Consolidated Balance Sheets
                               For the Periods Ended

                                                    ASSETS
                                                  (Unaudited)       (Audited)
                                                    June 30,       December 31,
                                                      2004            2003

CURRENT ASSETS:
Cash and cash equivalents                         $    439,354     $   123,013
Accounts receivable, net of
   uncollectible accounts                              260,150         411,256
Notes receivable                                       132,648         321,279
Inventories                                             88,288          66,410
Prepaid expenses & other current assets                100,031          46,434

Total current assets                                 1,020,471         968,392

PROPERTY, PLANT AND EQUIPMENT:
Equipment & vehicles                                 1,434,178       1,424,882
Furniture and fixtures                                  61,626          61,348
Leasehold improvements                                  70,188          80,644

Total property, plant and equipment                  1,565,992       1,566,874

Less accumulated depreciation                       (1,262,394)     (1,191,372)

Net property, plant and equipment                      303,598         375,502

Intangibles, net of accumulated amortization           951,133         951,882

TOTAL ASSETS                                         2,275,202       2,295,776

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current portion                          66,195          99,190
Accounts  and other payables                           231,796         128,567
Accrued expenses                                       124,680         156,003
Sales tax payable                                        9,584         207,684
Obligation under capital lease                          11,095           9,753

Total current liabilities                              443,350         601,197

LONG TERM LIABILITIES:
Notes payable                                           10,329          18,815
Obligation under capital lease                          37,056          43,660

Total long term liabilities                             47,385          62,475

Total liabilities                                      490,735         663,672

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
   authorized and 10,523,397                           105,234         105,234
   issued and outstanding

Additional paid in capital                           7,379,744       7,379,744

Accumulated deficit                                 (5,700,511)     (5,852,874)

Total stockholders' equity                           1,784,467       1,632,104

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           2,275,202       2,295,776

               See accompanying notes and accountant's review report


                          Next Generation Media Corporation
              Condensed Consolidated Statement of Income (Unaudited)



                                                    For The Three Months Ended     For the Six Months Ended
                                                    June 30,           June 30,    June 30,        June 30,
                                                      2004               2003       2004             2003
REVENUES:
Coupon sales, net of discounts                     $ 1,980,194        $ 1,816,035  $ 3,779,299  $ 3,588,563
Franchise fees                                         119,000             31,100      235,500       57,700

Total revenues                                       2,099,194          1,847,135    4,014,799    3,646,263

COST OF GOODS SOLD:
Materials                                              288,898            291,099      518,602      550,097
Direct labor                                           399,998            438,111      774,153      863,167
Equipment repairs                                        7,565              7,982        7,565       20,173
Other direct costs                                      31,989                  -       68,860            -
Postage and delivery                                   653,333            555,082    1,166,415    1,106,893
Payroll taxes from direct labor                         30,607             33,707       59,230       66,384

Total cost of goods sold                             1,412,390          1,325,981    2,594,825    2,606,714

Gross margin                                           686,804            521,154    1,419,974    1,039,549

OPERATING EXPENSES:
01(k) matching                                          12,000             10,500       24,000       21,000
Advertising                                             13,058              3,111       24,821        6,015
Amortization                                                 -                750          750        1,500
Bad debt expense                                       180,000              7,500      210,000       15,000
Depreciation                                            40,155             40,155       71,022       80,310
Employee benefits                                                          33,186                    74,151
Franchise development and support                       88,759             11,507      170,761       27,139
Insurance                                               13,238              5,127       28,264       10,267
Meals and entertainment                                  1,974              5,080        2,624        9,978
Office expense                                          26,406             13,040       53,540       22,188
Other expenses                                          37,144             22,981       68,044       48,710
Payroll                                                244,371            103,872      461,494      199,876
Payroll taxes                                           20,204              7,512       45,650       22,195
Professional fees                                       31,386              7,434       61,891       37,229
Property taxes                                           5,214              3,900        8,589        7,800
Rent and pass thru expenses                             71,061             75,805      141,289      151,188
Repairs and maintenance                                  9,468             12,030       16,280       17,687
Travel and conferences                                       -                  -          442          141
Utilities                                               20,559             22,321       38,797       43,255

Total operating expenses                               814,997            385,811    1,428,258      795,629

Gain/(Loss) from operations                           (128,193)           135,343       (8,284)     243,920

OTHER INCOME AND EXPENSES:
Interest income                                              -                268            -            -
Other income (expense)                                       -              1,650            -        1,650
Gain on sales tax settlement                           176,664                  -      176,664            -
Interest expense                                       (11,329)                 -      (16,017)     (1,846)

Total other income (expense)                           165,335              1,918      160,647        (196)

Net Income/(Loss)                                       37,142            137,261      152,363      243,724

Gain/(Loss) applicable to common shareholders           37,142            137,261      152,363      243,724

Basic gain/(loss) per common share                       0.004              0.014        0.014        0.026

Weighted average common shares outstanding          10,523,397          9,523,397   10,523,397    9,523,397

Diluted gain per common share                            0.003              0.013        0.011        0.022

Fully diluted common shares outstanding             14,213,397         10,863,397   14,213,397   10,863,397


        See accompanying notes and accountant's review report

                                Next Generation Media Corporation
              Consolidated Statements of Stockholders' Equity-Unaudited



                                                                 Additional
                                          Common Stock            Paid In         Accumulated
                                         Shares      Amount       Capital            Deficit       Total
Balance: January 1, 2003                 9,523,397      95,234      7,343,744     6,147,665)   $ 1,291,313

Common stock issued in
exchange for services                    1,000,000      10,000         36,000             -         46,000

Net Income - Year to Date                        -           -              -        294,791       294,791

Balance: December 31, 2003              10,523,397     105,234      7,379,744     (5,852,874)    1,632,104

Net Income - Year to Date                        -           -              -       152,363        152,363

Balance: June 30, 2004                  10,523,397     105,234      7,379,744    (5,700,511)     1,774,467


See accompanying notes and accountant's review report

                          Next Generation Media Corporation
                          Statement of Cash Flows - Unaudited
                               For The Three Months Ended

                                                         30-June      30-June
                                                           2004        2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                       $   37,142   $ 137,261

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                               40,155      40,905
Settlement of sale tax                                    (176,664)          -
(Increase) decrease in assets
Accounts & notes receivable                                447,367     (23,032)
Inventories                                                (29,961)        788
Prepaids and other current assets                          (50,513)      5,985
Increase (decrease) in liabilities
Accounts and other payables                                 19,580    (163,877)
Accrued expenses                                           (28,972)    (53,400)

Net cash flows (used) by operating activities              258,134     (55,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (6,016)   (567,526)

Net cash provided/(used) by investing activities            (6,016)   (567,526)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under capital lease                                   -      60,063
Repayment of capital leases                                 (2,657)     (2,038)
Repayment of notes payable                                 (33,147)    (13,271)
Borrowings under notes payable                                   -      25,500

Net cash provided/(used) by financing activities           (35,804)     70,254

NET INCREASE/(DECREASE) IN CASH                            216,314     (52,642)

CASH, BEGINNING OF PERIOD                                  223,040   2,112,427

CASH, END OF PERIOD                                        439,354     159,785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income taxes                                                     -           -
Interest                                                    11,329           -

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At June 30, 2004, the Company had approximately 50 active area franchise operations located throughout the United States.

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

Intangibles:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets. The Company
annually evaluates the goodwill for possible impairment.   The
analysis consists of a comparison of the Company's market capitalization under SFAS No. 142 to the net fair market value of all identifiable assets plus goodwill and/or projected cash flows to the carrying value of the goodwill. Any excess book value over market capitalization would be written off due to impairment. In addition, the Company has a covenant not to compete, which is being amortized over five (5) years. Amortization expense for the three months ended June 30, 2004 and 2003 was $0 and $750, respectively.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended June 30, 2004 and 2003 was $13,058 and $3,111.

Revenue Recognition:

The Company recognizes revenue from the design production and printing of coupons upon delivery. Revenue from initial franchise fees is recognized when substantially all services or conditions relating to the sale have been substantially performed. Substantially all services and or conditions are satisfied upon receipt of payment. Franchise support of $150 per quarter per franchisee is recognized when billed to the franchisee. Amounts billed or collected in advance of final delivery or shipment are reported as deferred revenue.

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

Earnings Per Common Share:

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted earnings per share reflect the potential dilution assuming the issuance of common shares for all potential dilutive common shares outstanding during the period.
Earnings Per Common Share:

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

NOTE 3 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:

June 30, 2004                                                       Amount

Note payable to CIT Group, interest of 10% on principal only, collateralized by the equipment of United Marketing Solutions,
Inc.                                                                 $ 9,498

Note payable to PS Business Parks, face amount of $130,000,
   interest at 5%, payable over three years.                         $26,824

Note payable to Capital York, unsecured with payments
   inclusive of interest of $1,000 per month                         $13,500

Note payable to Frank Parsons Paper
    payable in monthly installments of                               $16,077

Promissory note payable to former executive payable in twenty-four monthly installments of $3,452 at 0% interest $10,625

                                                                     $76,524
Less: Current portion                                                $66,195

Long-term portion                                                    $10,329

The five year schedule of maturities is as follows:

2004     $57,709
2005      16,972
2006       1,843
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

The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of June 30, 2004 are as follows:

Total minimum lease payments                           $56,102
Amount representing interest                             7,951
Present value of net minimum lease payments             48,151
Current portion                                         11,095

Long-term capital lease obligation                      37,056

NOTE 9 - CORRECTION OF AN ERROR

The interim financial statements have been corrected to remove amortization of goodwill pursuant to SFAS No. 142. The cumulative effect was a $265,370 decrease in accumulated deficit and a corresponding increase in intangibles through December 31, 2003. The correction resulted in an increase in net income and intangibles and a corresponding decrease in accumulated deficit of approximately $33,921 and $33,171 for the quarters ended June 30, 2004 and 2003. All prior periods presented have been restated to reflect the correction.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

Total revenues in the quarter ended June 30, 2004 and the six months ended June 30, 2004, respectively $2,099,194 and $4,014,799, increased from $1,847,135 in the quarter ended June 30, 2003 and $3,646,263 in the six months ended June 30, 2003, a three month increase of thirteen percent (13%) and a six month increase of ten percent (10%).

Total cost of goods sold in the quarter ended June 30, 2004 and the six months ended June 30, 2004, respectively, $1,412,390 and $2,594,825, increased from $1,325,981 in the quarter ended June 30, 2003 and $2,606,714 in the six months ended June 30, 2003, a three month increase of six percent (6%) and a six month decrease of one percent (1%). The gross margin in the quarter ended June 30, 2004 and the six months ended June 30, 2004, respectively, $686,804 and $1,419,974, increased from $521,154 in the quarter ended June 30, 2003 and $1,039,549 in the six months ended June 30, 2003, a three month increase of thirty-one percent (31%) and a six month increase of thirty-seven percent (37%).

Total operating expenses in the quarter ended June 30, 2004 and the six months ended June 30, 2004, respectively, $814,997 and $1,428,258, increased from $385,811 in the quarter ended June 30, 2003 and $795,629 in the six months ended June 30, 2003. The greatest percentage of this increase in expenses was due to an increase of bad debt expense of $172,500, an increase in franchise development and support of $77,254 and an increase in payroll expense of $90,445.

Total assets grew decreased slightly from $2,295,776 at December 31, 2003 to $2,275,202 at June 30, 2004. Total current liabilities decreased from $663,672 at December 31, 2003 to $490,735 at June 30, 2004.

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