Form 10QSB/A
period 2004-09-30
NEXT GENERATION MEDIA CORP
filed 2005-06-06
CIK 356292

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

Consolidated Statements of Earnings

Consolidated Statements of Financial Position

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

Signature


                     Turner, Jones & Associates, P.L.L.C
                        Certified Public Accountants
                     108 Center Street, North, 2nd Floor
                        Vienna, Virginia 22180-5712


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

     We have reviewed the condensed consolidated balance sheet of Next Generation Media Corporation and subsidiary as of September 30, 2004 and the related condensed, consolidated statements of income and cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

Turner, Jones & Associates, P.L.L.C
Vienna, Virginia
       November 9, 2004


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

Consolidated Statements of Earnings

Consolidated Statements of Financial Position

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Financial Statements

                       Next Generation Media Corporation
                  Consolidated Statements of Financial Position

                                     ASSETS

                                               (Unaudited)       (Audited)
                                               September 30,    December 31,
                                                   2004            2003

CURRENT ASSETS:
Cash and cash equivalents                      $     448,328    $  123,013
Accounts receivable, net of allowance
   for uncollectible accounts                        402,244       411,256
Notes receivable, net of allowance                   162,863       321,279
    for uncollectible accounts
Inventories                                           86,032        66,410
Prepaid expenses & other current assets              145,695        46,434


Total current assets                               1,245,162       968,392

PROPERTY, PLANT AND EQUIPMENT:
Equipment & vehicles                               1,444,707     1,424,882
Furniture and fixtures                                63,214        61,348
Leasehold improvements                                76,362        80,644

Total property, plant and equipment                1,584,283     1,566,874

Less accumulated depreciation                     (1,302,549)   (1,191,372)

Net property, plant and equipment                    281,734       375,502

Intangibles, net of accumulated amortization         951,133       951,882

TOTAL ASSETS                                       2,478,029     2,295,776

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current portion                        37,074        99,190
Accounts  and other payables                         230,050       128,567
Accrued expenses                                     250,414       156,003
Sales tax payable                                      5,537       207,684
Obligation under capital lease                        15,526         9,753

Total current liabilities                            538,601       601,197

LONG TERM LIABILITIES:
Notes payable                                          6,086        18,815
Obligation under capital lease                        29,908        43,660

Total long term liabilities                           35,994        62,475

Total liabilities                                    574,595       663,672

STOCKHOLDERS' EQUITY  :
Common stock, $.01 par value, 50,000,000 shares
   authorized and 10,523,397                         105,234       105,234
   issued and outstanding

Additional paid in capital                         7,379,744     7,379,744

Accumulated deficit                               (5,581,544)   (5,852,874)

Total stockholders' equity                         1,903,434     1,632,104

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         2,478,029     2,295,776

See accompanying notes and accountant's review report

                      Next Generation Media Corporation
       Condensed Consolidated Statements of Earnings (Unaudited)



                                                  For The Three Months Ended     For the Nine Months Ended
                                                    Sept 30,           Sept 30,    Sept 30,        Sept 30,
                                                      2004               2003       2004             2003
REVENUES:
Coupon sales, net of discounts                      $  1,969,597     $ 1,885,805  $  5,748,813  $5,475,442
Franchise fees                                           122,500          88,350       358,000     146,050

Total revenues                                         2,092,097       1,974,155     6,106,813   5,621,492

COST OF GOODS SOLD:
Materials                                                263,808         248,398       782,749     796,897
Direct labor                                             427,962         365,449     1,202,116   1,103,569
Equipment repairs                                          9,857           3,854        22,398      11,009
Other direct costs                                        29,794          30,887        93,678     106,744
Postage and delivery                                     576,004         571,742     1,741,923   1,676,782
Payroll taxes from direct labor                           32,739          27,849        91,969      84,411

Total cost of goods sold                               1,340,164       1,248,179     3,934,833   3,779,412

Gross margin                                             751,933         725,976     2,171,980   1,842,080

OPERATING EXPENSES:
401(k) matching                                           12,000          10,500        36,000      31,500
Advertising                                                2,980           5,090        26,495      22,432
Amortization                                                   -             750           750       2,250
Bad debt expense                                          30,000           7,500       240,000      22,500
Bank charges
Depreciation                                              40,155          40,155       111,177     120,465
Franchise development and support                         90,576          56,211       261,313      93,662
Insurance                                                 14,057          10,768        42,321      37,956
Meals and entertainment                                    1,376           2,656         3,495       5,725
Office expense                                            22,089          17,114        75,628      50,366
Payroll                                                  221,774         158,341       683,268     454,864
Payroll taxes                                             13,023          10,190        58,673      43,103
Professional fees                                         45,609          29,024       105,894      92,042
Property taxes                                             3,375             900        11,964       8,700
Rent and pass thru expenses                               70,228          68,472       211,517     204,616
Repairs and maintenance                                   16,063           3,763        32,343      13,125
Utilities                                                 26,761          23,311        63,332      66,567

Total operating expenses                                 610,066         444,745     1,964,170   1,269,873

Gain/(Loss) from operations                              141,867         281,231       207,810     572,207

OTHER INCOME AND EXPENSES:
Interest income                                                -               -             -
Other income (expense)                                   (14,519)        (17,363)      (88,095)    (60,807)
Gain/(Loss) on legal settlement                              290               -       176,954       5,730
Interest expense                                          (8,671)         (7,356)      (25,339)    (16,895)

Total other income (expense)                             (22,900)        (24,719)       63,520     (71,972)

Net Income/(Loss)                                        118,967         256,512       271,330     500,235

Gain/(Loss) applicable to common shareholders            118,967         256,512       271,330     500,235

Basic gain/(loss) per common share                         0.011           0.022         0.026       0.043

Weighted average common shares outstanding            10,523,397      11,523,397    10,523,397  11,523,397

Diluted gain per common share                              0.008           0.020         0.019       0.039

Fully diluted common shares outstanding               14,213,397      12,863,397    14,213,397  12,863,397



                            Next Generation Media Corporation
Consolidated Statements of Stockholders' Equity-Unaudited



                                                                 Additional
                                          Common Stock            Paid In         Accumulated
                                         Shares      Amount       Capital            Deficit       Total
Balance: January 1, 2003               9,523,397        95,234     7,343,744     (6,147,665)   $1,291,313

Common stock issued in
 exchange for services                 1,000,000        10,000        36,000              -        46,000

Net Income - Year to Date                      -             -             -         294,791      294,791

Balance: December 31, 2003            10,523,397       105,234     7,379,744      (5,852,874)   1,632,104

Net Income - Year to Date                      -             -             -         271,330      271,330

Balance: September 30, 2004           10,523,397       105,234     7,379,744     (5,581,544)    1,903,434



                     Next Generation Media Corporation
                     Statement of Cash Flows - Unaudited
                         For The Three Months Ended

                                                September 30,     September 30,
                                                    2004             2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                               $       118,967   $   256,512

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                            40,155        40,905
(Increase) decrease in assets
Accounts & notes receivable                            (172,309)     (134,088)
Inventories                                               2,256         3,751
Prepaids and other current assets                       (45,664)      (37,767)
Increase (decrease) in liabilities
Accounts and other payables                              (1,746)      (43,313)
Pension payable                                               -        (3,167)
Accrued expenses                                        121,687       (13,285)

Net cash flows (used) by operating activities            63,346        69,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                      (18,291)      (15,563)

Net cash provided/(used) by investing activities        (18,291)      (15,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable and capital leases           (36,081)      (30,393)

Net cash provided/(used) by financing activities        (36,081)      (30,393)

NET INCREASE/(DECREASE) IN CASH                           8,974        23,592

CASH, BEGINNING OF PERIOD                               439,354       159,785

CASH, END OF PERIOD                                     448,328       183,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income taxes                                                  -             -
Interest                                                  8,671         1,776

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

Intangibles:

Any excess over market capitalization would be written off due to impairment. In addition, the Company had a covenant not to compete, which was being amortized over five (5) years. Amortization expense for the three months ended September 30, 2004 and 2003 amounted to $0 and $750 respectively.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended September 30, 2004 and 2003 was $2,980 and $5,090 respectively.

Revenue Recognition:

The Company recognizes revenue from the design production and printing of coupons upon delivery. Revenue from initial franchise fees is recognized when substantially all services or conditions relating to the sale have been substantially performed.
Substantially all services or conditions are performed prior to receipt of payment from the franchise. Franchise support fees of $150 per quarter and other charges are recognized when billed to the franchisee. Amounts billed or collected in advance of final delivery or shipment are reported as deferred revenue.

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a annual basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of September 30, 2004.

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

Note payable to CIT Group, interest of 10% on principal only, collateralized by the equipment of United Marketing Solutions, Inc.  $  7,998

Note payable to PS Business Park, face amount of
$130,000, interest at 5%, payable over three years                   $15,424

Note payable to Frank Parsons Paper payable in monthly
Installments                                                         $ 9,238
                                                                     $43,160
Less: Current portion                                                $37,074
Long-term portion                                                    $ 6,086

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

NOTE 9 - CORRECTION OF AN ERROR

The interim financial statements have been corrected to remove amortization of goodwill pursuant to SFAS No. 142. The cumulative effect was a $265,370 decrease in accumulated deficit and corresponding increase in intangibles through December 31, 2003. The correction resulted in an increase in net income and intangibles and a corresponding decrease in accumulated deficit of approximately $33,921 and $33,721 for the quarters ended September 30, 2004 and 2003. All prior periods presented have been restated to reflect the correction.

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

Total operating expenses in the quarter ended September 30, 2004 and the nine months ended September 30, 2004, respectively, $610,066 and $1,964,170, increased from $444,745 in the quarter ended September 30, 2003 and $1,269,088 in the nine months ended September 30, 2003. The greatest percentage of this increase in expenses was due to an increase in franchise development and support of $34,365 and an increase in payroll expense of $63,433.

Total net gain from operations in the quarter ended September 30, 2004 and the nine months ended September 30, 2004, respectively, $141,867 and $207,810, decreased from a gain of $281,231 in the quarter ended September 30, 2003 and $572,207 in the nine months ended September 30, 2003.

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