Form 10QSB/A
period 2005-03-31
NEXT GENERATION MEDIA CORP
filed 2005-06-06
CIK 356292

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

Signature


                     Turner, Jones &Associates, P.L.L.C.
                         Certified Public Accountants
                      108 Center Street, North, 2ndFloor
                        Vienna, Virginia 22180-5712



          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

We have reviewed the condensed consolidated balance sheet of Next
Generation

Media Corporation and subsidiary as of March 31, 2005, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting
Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Turner, Jones & Associates, P.L.L.C
Vienna, Virginia
May 11, 2005


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

Condensed Consolidated Statements of Income

Condensed Consolidated Statements of Cash Flows

Notes to Financial Statements

                           Next Generation Media Corporation
                         Condensed Consolidated Balance Sheets
                                For the Periods Ended

                                       ASSETS

                                                   (Unaudited)      (Audited)
                                                    March 31,       December 31,
                                                      2005            2004

CURRENT ASSETS:
Cash and cash equivalents                          $   408,735      $  395,575
Accounts receivable, net of
    uncollectible accounts                             512,181         325,698
Notes receivable, net                                   64,350          85,833
Trade notes receivable                                  45,137          46,587
Inventories                                             95,333         103,380
Prepaid expenses & other current assets                 81,652          67,711

Total current assets                                 1,207,388       1,024,784

PROPERTY, PLANT AND EQUIPMENT:
Equipment                                            1,413,321       1,443,587
Furniture and fixtures                                  67,124          65,093
Leasehold improvements                                  81,159          76,363
Computer equipment/software                             69,187          53,887
Vehicles                                                 9,200           9,200

Total property, plant and equipment                  1,639,991       1,648,130

Less accumulated depreciation                       (1,327,635)     (1,320,701)

Net property, plant and equipment                      312,356         327,429

Intangibles                                            951,133         951,133

Trade notes receivables                                 21,630          21,630

Total other assets                                     962,763         972,763

TOTAL ASSETS                                         2,492,507       2,324,976

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current portion                           9,498          13,998
Accounts  and other payables                           227,686         175,663
Accrued expenses                                       228,491         206,006
Sales tax payable                                        4,113           4,299
Custom deposits                                         73,459          29,000
Obligation under capital lease, current portion         16,015          18,595

Total current liabilities                              559,262         447,561

LONG TERM LIABILITIES:
Obligation under capital lease                          58,952          61,851

Total long term liabilities                             58,952          61,851

Total liabilities                                      618,214         509,412

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
   authorized and 10,523,397                           105,234         105,234
   issued and outstanding

Additional paid in capital                           7,379,744       7,379,744

Accumulated deficit                                 (5,610,685)     (5,669,414)

Total stockholders' equity                           1,874,293       1,815,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           2,492,507       2,324,976

                 See accompanying notes and accountant's review report

                              Next Generation Media Corporation
                Condensed Consolidated Statements of Income - Unaudited
                           For The Three Months Ended March 31

                                                        2005            2004

REVENUES:
Coupon sales, net of discounts                        $ 2,032,520   $1,799,105
Franchise fees                                             63,000      116,500

Total revenues                                          2,095,520    1,915,605

Cost of goods sold:                                     1,416,058    1,182,435

Gross margin                                              679,462      733,170
General and administrative expenses                       598,578      594,917
Depreciation and armortization                             37,500       31,617

Total operating expenses                                  636,078      626,534

Gain/(Loss) from operations                                43,384      106,636

OTHER INCOME AND (EXPENSES):
Interest expense                                           (1,064)      (1,818)
Miscellaneous income                                       14,454        9,156
Interest income                                               454        1,247
Gain on disposal of equipment                               1,500            -

Total other income (expense)                               15,344        8,585

Net income                                                 58,728      115,221

Gain applicable to common shareholders                     58,728      115,221

Basic gain/(loss) per common share                         0.0056        0.011

Weighted average common shares outstanding             10,523,397   10,523,397

Diluted gain per common share                              0.0058        0.008

Fully diluted common shares outstanding                14,213,397   14,213,397

                See accompanying notes and accountant's review report

                       Next Generation Media Corporation
           Condensed Consolidated Statements of Cash Flows - Unaudited
                    For The Three Months Ended March 31

                                                        2005         2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $   58,728    $ 115,221

Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on disposal                                        (1,500)           -
Depreciation                                            37,500       31,617
(Increase) decrease in assets:
Accounts & notes receivable                           (163,550)    (107,630)
Inventories                                              8,048        8,083
Prepaids and other current assets                      (13,941)      (3,085)
Increase (decrease) in liabilities
Accounts and other payables                             96,298       62,213
Accrued expenses                                        22,486       (2,351)

Net cash flows (used) by operating activities           44,069      104,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     (22,428)           -
Disposal of property & equipment                         1,500        6,898

Net cash provided/(used) by investing activities       (20,928)       6,898

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital leases                             (5,480)      (2,605)
Repayment of notes payable                              (4,500)      (8,334)

Net cash provided/(used) by financing activities        (9,980)     (10,939)

NET INCREASE/(DECREASE) IN CASH                         13,161      100,027

CASH, BEGINNING OF PERIOD                              395,575      123,013

CASH, END OF PERIOD                                    408,736      223,040

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Income taxes                                                 -            -
Interest                                                 1,064        1,818

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

Revenue Recognition:

The Company recognizes revenue from the design production and printing of coupons upon delivery. Revenue from initial franchise fees is recognized when substantially all services or conditions relating to the sale have been substantially performed. Substantially all services and conditions are performed upon payment of the fee. Initial franchise fees are a one-time fee charged per franchise license agreement. The initial franchise fees are non-refundable. Franchise support of $150 per quarter per franchise and other fees are recognized when billed to the franchisee. Amounts billed or collected in advance of final delivery or shipments are reported as deferred revenue.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123 r"). This statement is a revision of SFAS No. 123, Accounting for Stock-Based
Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123r requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with the Company's third quarter of fiscal year 2005. The Company is currently evaluating the requirements of SDAF 123r and has not yet fully determined the impact on its consolidated financial statements. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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
                         9,498

NOTE 4 - NOTES RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 plus accrued interest of $45,833 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default; the Company's management considers a portion of the note collectible. Accordingly, the Company discontinued accruing interest; an allowance for uncollectible accounts of $181,483 has been established.

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

NOTE 7 - OBLIGATION UNDER CAPITAL LEASE

The Company acquired machinery under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the machinery have been capitalized.

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

NOTE 8 - CORRECTION OF AN ERROR

The cumulative effect of the correction to remove amortization of goodwill pursuant to SFAS No. 142 was a $400,304 decrease in accumulated deficit and corresponding increase in intangibles through December 31, 2004. All prior periods presented have been restated to reflect the correction.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

Total revenues increased from $1,915,605 in the quarter ended March 31, 2004 as compared to $2,095,520 in the quarter ended March 31, 2005, an increase of nine percent.

Total cost of goods sold increased to $1,416,058 in the quarter ended March 31, 2005 as compared to $1,182,435 in the quarter ended March 31, 2004, an increase of approximately 16%. The gross margin decreased from $679,462 in the quarter ended March 31, 2005 to $733,170 in the quarter ended March 31, 2004, a decrease of approximately 6%.

Total operating expenses increased to $636,078 in the quarter ended March 31, 2005 from $626,534 in the quarter ended March 31, 2004.

Net income for the quarter ending March 31, 2004 was $115,221 as compared to a gain of $58,728 for the quarter ending March 31, 2005.

Total assets grew from $2,324,976 at December 31, 2004 to $2,492,507 at March 31, 2005. Total current liabilities increased from $618,214 at December 31, 2004 to $509,412 at March 31, 2005.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123 r"). This statement is a revision of SFAS No. 123, Accounting for Stock-Based
Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123r requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with the Company's third quarter of fiscal year 2005. The Company is currently evaluating the requirements of SDAF 123r and has not yet fully determined the impact on its consolidated financial statements. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

Exhibit       .     Description

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