Form 10KSB/A
period 2004-12-31
NEXT GENERATION MEDIA CORP
filed 2005-06-07
CIK 356292

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

General and administrative (operating) expenses increased during 2004 from $1,919,378 in 2003 to $2,615,103 in 2004. Franchise development and training expenses increased from $121,196 in 2003 to $281,364 in 2004. The addition of key management personnel increased administrative payroll from $680,396 in 2003 to $850,744 in 2004. Recognition of the anticipated performance of the INI Promissory Note and the write-down of the Tool Kit receivable resulted in an increase in bad debt expense from $30,000 in 2003 to $240,000 in 2004.

Net Income (Loss)

The Company realized net income of $183,460 for the year ended
December 31, 2004 as compared to net income of $294,791 for the year ended December 31, 2003.

Liquidity and Capital Resources

The Company has relied primarily on funds generated from revenues, the issuance of common stock and use of its line of credit to finance its operations and expansion. Cash and cash equivalents at December 31, 2004 was $395,575 and $123,013 at December 31, 2003. For the
year ended December 31, 2004, we generated a cash flow surplus of $430,791 from operating activities. The net cash provided by financing activities was $76,974 while making repayment on notes payable. The Company has used its working capital to finance ongoing operations and the marketing of its products.

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

Report of Independent Registered Public Accounting Firm

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

Signature                   Title                             Date

/s/Darryl Reed            President/Director                June 5, 2005
Darryl Reed

/s/Phillip Trigg          Treasurer, Secretary/Director     June 5, 2005
Phillip Trigg

/s/Mellisa Held           Director                          June 5, 2005
Melissa Held

/s/ Fernando Mathov       Director                          June 5, 2005
Fernando Mathov

/s/ Leon Zajdel           Chairman of the Board             June 5, 2005
Leon Zajdel

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

31.1    Certification of Principal Executive Officer

31.2    Certification of Chief Financial Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                          FINANCIAL STATEMENTS AND SCHEDULES

                             DECEMBER 31, 2004 AND 2003

                           FORMING A PART OF ANNUAL REPORT
                   PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
                              NEXT GENERATION MEDIA CORP.


                              NEXT GENERATION MEDIA CORP.

Index to Financial Statements                                       Page

Report of Independent Registered Public Accounting Firm

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

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Turner, Jones & Associates
Vienna, Virginia
March 23, 2005


                      Next Generation Media Corporation

                           Financial Statements

                  For The Years Ended December 31, 2004 and 2003

                       With Audit Report of Independent

                       Registered Public Accounting Firm


                      TURNER, JONES AND ASSOCIATES, P.L.L.C.
                           CERTIFIED PUBLIC ACCOUNTANTS


                          Next Generation Media Corporation
                            Consolidated Balance Sheet
                              As of December 31, 2004

                                      ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $   395,575
Accounts receivable, net of
    uncollectible accounts                                             325,698
Notes receivable, net                                                   85,833
Trade notes receivable                                                  46,587
Inventories                                                            103,380
Employee loans and advances                                              2,074
Deposits                                                                41,200
Prepaid expenses and other current assets                               24,437

Total current assets                                                 1,024,784

PROPERTY, PLANT AND EQUIPMENT:
Equipment                                                            1,443,587
Furniture and fixtures                                                  65,093
Leasehold improvements                                                  76,363
Computer Equipment/Software                                             53,887
Vehicles                                                                 9,200

Total property, plant and equipment                                  1,648,130

Less: accumulated depreciation                                      (1,320,701)

Net property, plant and equipment                                      327,429

OTHER ASSETS:
Intangibles, net of accumulated amortization                           951,133
Trade notes receivable                                                  21,630

Total other assets                                                     972,763

TOTAL ASSETS                                                         2,324,976

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Obligation under capital leases, current portion                        18,595
Notes payable                                                           13,998
Accounts payable                                                       169,105
Accrued expenses                                                       206,006
Deferred revenue                                                        29,000
Pension payable                                                          6,558
Sales tax payable                                                        4,299

Total current liabilities                                              447,561

LONG TERM LIABILITIES:
Obligation under capital leases                                         61,851

Total long term liabilities                                             61,851

Total liabilities                                                      509,412

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
   authorized, 10,523,397 issued and outstanding                       105,234

Additional paid in capital                                           7,379,744

Accumulated deficit                                                 (5,669,414)

Total stockholders' equity                                           1,815,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           2,324,976

                See accompanying notes and accountant's audit report


                           Next Generation Media Corporation
                           Consolidated Statements of Income
                   For The Years Ended December 31, 2004 and 2003

                                                         2004        2003

REVENUES:
Coupon and postage sales, net of discounts             $ 7,369,106  $6,841,202
Franchise fees                                             452,500     205,050

Total revenues                                           7,821,606   7,046,252

COST OF GOODS SOLD:
Materials                                                1,005,385     984,996
Direct labor                                             1,651,461   1,482,768
Equipment repairs                                           31,001      18,435
Postage and delivery                                     2,263,296   2,132,143
Payroll taxes                                              126,273     113,527
Group Insurance                                            117,855     129,010
Other costs                                                 10,973      15,890

Total cost of goods sold                                 5,206,244   4,876,769

Gross margin                                             2,615,362   2,169,483

GENERAL AND ADMINISTRATIVE EXPENSES:
401(k) administration fees                                   7,121       5,942
401(k) matching                                             40,000      42,000
Advertising                                                 46,170      39,593
Amortization                                                   750       3,000
Bad debt expense                                           240,000      30,000
Bank charges                                                31,148      21,311
Commissions and fees                                         8,194       9,759
Depreciation                                               129,329     121,995
Franchise development                                      281,364     121,196
Insurance                                                   52,288      50,123
Meals and entertainment                                      4,671       9,326
Office expense                                              92,777      70,683
Other expenses                                               5,096       1,505
Administrative payroll                                     850,744     680,396
Administrative payroll taxes                                74,900      57,368
Professional fees                                          127,105     140,525
Franchise training and support                             129,598      56,616
Employee training and relocation                            35,742      15,879
Computer maintenance and support                            43,859      13,614
Rent and pass thru expenses                                282,640     273,453
Repairs and maintenance                                      5,859      14,258
Taxes & licenses                                            17,340      12,347
Temporary help                                               5,024      26,584
Utilities                                                   83,692      86,173
Vehicle expenses                                            19,692      15,732

Total general and administrative                         2,615,103   1,919,378

Income (Loss) from operations                                  259     250,105

OTHER INCOME AND EXPENSES:
Gain on settlement of debt                                 188,673           -

Other income (expense)                                         717      22,927
Interest expense                                            (6,189)     (5,448)
Lawsuit settlement                                               -      27,207

Total other income (expense)                               183,201      44,686

Income (Loss) before provision for income tax              183,460     294,791

Provision for income tax:                                        -           -
Net income                                                 183,460     294,791

Income (loss) applicable to common shareholders            183,460     294,791

Basic income/(loss) per common share                         0.017       0.029

Weighted average common shares outstanding              10,523,397  10,222,985

Diluted income/(loss) per common share                       0.013       0.021

Fully diluted common shares outstanding                 14,213,397  13,739,149

               See accompanying notes and accountant's audit report

                           Next Generation Media Corporation
                   Consolidated Statements of Stockholders' Equity



                                                                 Additional
                                          Common Stock            Paid In         Accumulated
                                         Shares      Amount       Capital            Deficit       Total
December 31, 2002                       9,523,397       95,234   $7,343,744      ($6,147,665)   $1,291,313

Common stock issued in
  exchange for services                 1,000,000       10,000       36,000                -        46,000

Net Income                                      -            -            -          294,791       294,791

December 31, 2003                      10,523,397      105,234    7,379,744       (5,852,874)    1,632,104

Net Income (Loss)                               -            -            -          183,460       183,460

December 31, 2004                      10,523,397      105,234    7,379,744       (5,669,414)    1,815,564



                         Next Generation Media Corporation
                             Statements of Cash Flows
                  For The Years Ended December 31, 2004 and 2003

                                                         2004          2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  183,460    $  94,791
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock issued for services                                      -       46,000

Depreciation and amortization                            130,079      124,995
(Increase)/decrease in assets
Receivables                                              252,786      (77,398)
Inventories                                              (36,970)     (10,502)
Deferred compensation                                          -            -
Prepaids and other current assets                        (21,278)      64,256
Increase/(decrease) in liabilities
Accounts payable                                          45,497     (227,646)
Accrued expenses                                          50,003      (41,424)
Deferred revenue                                          29,000       (4,688)
Pension payable                                            1,599      (21,075)
Sales tax payable                                       (203,385)

Net cash flows provided/(used) by
   operating activities                                  430,791      147,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                    (81,255)     (96,705)

Net cash used by investing activities                    (81,255)     (96,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under capital lease                             42,047       60,063

Repayment of notes payable and capital lease            (119,021)    (113,010)

Net cash provided by financing activities                (76,974)     (52,947)

NET INCREASE (DECREASE) IN CASH                          272,562       (2,343)

CASH, BEGINNING OF PERIOD                                123,013      125,356

CASH, END OF PERIOD                                      395,575      123,013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Income taxes                                                   -            -
Interest                                                   6,189        6,196

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Common stock issued for services                               -       46,000

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

Intangibles:
The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets. The Company annually evaluates the goodwill for possible impairment. The Company performed an assessment of the fair value of its sole reporting segment as defined by SFAS No. 142 and compared it to the carrying value of its reporting segment. Upon restatement of the error described in Note 15 the Company's market capitalization was less than the Company's book value indicating possible impairment under the Intangibles:

test established by SFAS No. 142. The Company determined the fair value of its assets on a class-by-class basis. The fair values of the Company's assets were based upon the expected cash flow from the Company's business, assuming a discount rate that reflects the degree of risk involved with this type of business. The fair value of goodwill was in excess of its carrying value, and therefore, no impairment was recorded.

In addition, the Company had a covenant not to compete, which was being amortized over five (5) years. The covenant not to compete was fully amortized during 2004.

Advertising Expense:
The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the years ended December 31, 2004 and 2003 were $46,170 and $39,593 respectively.

Revenue Recognition:
The Company recognizes revenue from the design production and printing of coupons upon delivery. Revenues from initial franchise fee are recognized when substantially all services or conditions relating to the sale have been substantially performed.
Substantially all services or conditions are performed prior to receipt of payment from the franchisee. Franchise support of $150 per quarter and other charges are recognized when billed to the franchisee. Amounts billed or collected in advance of final delivery or shipments are reported as deferred revenue.

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

Gain on Settlement of debt:
During 2004, the Company settled a debt to the Commonwealth of Virginia for back sales tax and recognized a gain from settlement of debt of $188,673.

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

The 5-year schedule of maturities is as follows:

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

NOTE 9 - INTANGIBLE ASSETS

Intangible assets consist of the following items:

Goodwill                                            $1,341,850
                                                     1,341,850
Less accumulated amortization (Pre January 1, 2002)   (390,717)
Intangible assets, net                              $  951,133

Amortization expense for the years ended December 31, 2004 and December 31, 2003 were $750 and $3,000, respectively.

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

NOTE 13 - SEGMENT INFORMATION

Year Ended
December 31, 2003         Segment     Parent     Eliminations     Total
Revenue                  7,046,252   310,000       310,000        7,046,252

Segment profit/(loss)       96,345   198,446             0          294,791

Total assets             2,017,090 1,622,582     (1,343,896)      2,295,776

Year Ended
December 31, 2004         Segment     Parent     Eliminations     Total
Revenue                  7,821,606    418,000       418,000       7,821,606

Segment profit/(loss)       83,324    100,136             0         183,460
Total assets             1,958,152  1,647,024     (1,280,200)     2,324,976

NOTE 14 - RECLASSIFICATIONS

Certain amounts on the 2003 financial statements have been reclassified to conform to the 2004 presentation.

NOTE 15 - CORRECTION OF AN ERROR

The interim financial statements have been corrected to remove amortization of goodwill pursuant to SFAS No. 142. The cumulative effect was a $265,370 decrease in accumulated deficit and corresponding increase in intangibles through December 31, 2003. The correction resulted in an increase in net income and intangibles and a corresponding decrease in accumulated deficit of approximately
$134,935 and $132,685 for the years ended December 31, 2004 and 2003.
All prior periods presented have been restated to reflect the correction.