Form 10QSB
period 2005-06-30
NEXT GENERATION MEDIA CORP
filed 2005-08-16
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2005

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

As of August 15, 2005, the Company had 12,373,397 shares of common stock issued and outstanding.

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

Signature


                        Turner, Jones &Associates, P.L.L.C.
                            Certified Public Accountants
                          108 Center Street, North, 2ndFloor
                             Vienna, Virginia 22180-5712

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

We have reviewed the condensed consolidated balance sheet of Next
Generation Media Corporation and subsidiary as of June 30, 2005, and the related condensed consolidated statements of income and cash flows for the six-month periods ended June30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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


Turner, Jones & Associates, P.L.L.C
Vienna, Virginia
August 9, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                     Next Generation Media Corporation
                        Condensed Consolidated
                      Interim Financial Statements
                 For The Six Months Ended June 30, 2005

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

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Financial Statements

                         Next Generation Media Corporation
                           Consolidated Balance Sheets
                             For the Periods Ended

                                    ASSETS


                                                             (Unaudited)              (Audited)
                                                               June 30,               December 31,
                                                                 2005                     2004
CURRENT ASSETS:
Cash and cash equivalents                                     $   647,397             $   395,575
Accounts receivable, net of uncollectible accounts                448,523                 325,698
Notes receivable                                                  106,040                 132,420
Inventories                                                        98,193                 103,380
Prepaid expenses & other current assets                            83,929                  67,711

Total current assets                                            1,384,082               1,024,784

PROPERTY, PLANT AND EQUIPMENT:
Equipment & vehicles                                            1,413,321               1,443,587
Furniture and fixtures                                             67,604                  65,093
Leasehold improvements                                             81,159                  76,363
Computer equipment/software                                       174,460                  53,887
Vehicles                                                            9,200                   9,200

Total property, plant and equipment                             1,745,744               1,648,130

Less accumulated depreciation                                  (1,365,135)             (1,320,701)

Net property, plant and equipment                                 380,609                 327,429

OTHER ASSETS:
Intangibles, net of accumulated amortization                      951,133                 951,133
Trade notes receivable                                                  -                  21,630

     Total other assets                                           951,133                 972,763

TOTAL ASSETS                                                    2,715,824               2,324,976

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current portion                                     27,972                  13,998
Accounts  and other payables                                      284,142                 175,663
Accrued expenses                                                  179,796                 206,006
Sales tax payable                                                   9,649                   4,299
Obligation under capital lease                                      8,384                  18,595
Customer deposits                                                 164,369                  29,000

Total current liabilities                                         674,312                 447,561

LONG TERM LIABILITIES:
Note payable                                                       74,065                       -
Obligation under capital lease                                     64,393                  61,851

Total long term liabilities                                       138,458                  61,851

Total liabilities                                                 812,770                 509,412

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
   authorized and 10,523,397                                      105,234                 105,234
   issued and outstanding
Additional paid in capital                                      7,379,744               7,379,744
Accumulated deficit                                            (5,581,924)             (5,669,414)

Total stockholders' equity                                      1,903,054               1,815,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      2,715,824               2,324,976


See accompanying notes and accountant's review report


                           Next Generation Media Corporation
                 Condensed Consolidated Statement of Income (Unaudited)



                                                For the Three Months Ended     For the Six Months Ended
                                                June 30,           June 30,    June 30,         June 30,
                                                 2005               2004        2005             2004
Revenues:
Coupon sales, net of discounts                   $ 2,107,838       $ 1,980,194   $ 4,157,245   $ 3,779,299
Franchise fees                                        64,000           119,000       127,000       235,500

Total revenues                                     2,171,838         2,099,194     4,284,245     4,014,799

Cost of Goods Sold:                                1,514,019         1,412,390     2,930,077     2,594,825

Gross margin                                         657,819           686,804     1,354,168     1,419,974

General and administrative expenses                  626,217           774,842     1,224,716     1,357,236

Depreciation                                          37,500            40,155        75,000        71,022

Total operating expenses                             663,717           814,997     1,299,716     1,428,258

Gain/(Loss) from operations                           (5,898)         (128,193)       54,452        (8,284)

Other income and (expenses):
 Interest income                                         535                 -           989             -
 Other income                                         36,851                 -        34,339             -
 Gain on disposal of equipment                             -                 -         1,500             -
 Gain on sales tax settlement                              -           176,664             -       176,664
 Interest expense                                     (2,726)          (11,329)       (3,790)      (16,017)

Total other income (expense)                          34,660           165,335        33,038       160,647

Net income                                            28,762            37,142        87,490       152,363

Gain applicable to common shareholders                28,762            37,142        87,490       152,363

Basic gain/(loss) per common share                     0.003             0.004         0.008         0.014

Weighted average common shares outstanding        10,523,397        10,523,397    10,523,397    10,523,397

Diluted gain per common share                          0.002             0.003         0.006         0.011

Fully diluted common shares outstanding           14,213,397        14,213,397    14,213,397    14,213,397




See accompanying notes and accountant's review report


                            Next Generation Media Corporation
                Consolidated Statements of Stockholders' Equity-Unaudited



                                                            Additional
                                      Common Stock           Paid In         Accumulated
                                   Shares       Amount       Capital           Deficit           Total
Balance: January 1, 2004          10,523,397     105,234      7,379,744      (5,852,874)     1,632,104

Net Income - Year to Date                  -           -              -         183,460        183,460

Balance: December 31, 2004        10,523,397     105,234      7,379,744      (5,669,414)     1,815,564

Net Income - Year to Date                  -           -              -          87,490         87,490

Balance: June 30, 2005            10,523,397     105,234      7,379,744      (5,581,924)     1,903,054


See accompanying notes and accountant's review report

                             Next Generation Media Corporation
                            Statement of Cash Flows - Unaudited
                                 For The Three Months Ended

                                                        30-Jun      30-Jun
                                                         2005        2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                       $   28,762  $ 37,142
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                               37,500    40,155
Settlement of sale tax                                           -   176,664)
(Increase) decrease in assets

Accounts & notes receivable                                 88,735   447,367
Inventories                                                 (2,860)  (29,961)
Prepaids and other current assets                           (2,277)  (50,513)
Increase (decrease) in liabilities
Accounts and other payables                                 61,992    19,580
Accrued expenses                                           (48,696)  (28,972)
Customer deposits                                           90,910         -

Net cash flows (used) by
  operating activities                                     254,066   258,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                   (105,753)   (6,016)

Net cash provided/(used) by investing activities          (105,753)   (6,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under note payable                              100,969         -
Repayment of capital leases                                 (2,190)   (2,657)
Repayment of notes payable                                  (8,430)  (33,147)

Net cash provided/(used) by financing activities            90,349   (35,804)

NET INCREASE/(DECREASE) IN CASH                            238,662   216,314

CASH, BEGINNING OF PERIOD                                  408,735   223,040

CASH, END OF PERIOD                                        647,397   439,354

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income taxes                                                     -         -
Interest                                                     2,726    11,329

See accompanying notes and accountant's review report

                       UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and it's subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-KSB.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At June 30, 2005, the Company had approximately 52 active area franchise operations located throughout the United States.

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

Estimated useful lives are as follows:

Furniture, fixtures and equipment                         7-10 years
Leasehold Improvements                                      10 years
Vehicles                                                     5 years
Computer & Software                                          5 years

Depreciation expense for the three months ended June 30, 2005 and 2004 was $37,500 and $40,155, respectively.

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

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended June 30, 2005 and 2004 was $15,481 and $21,141.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of June 30, 2005.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Allowance for uncollectible accounts as of June 30, 2005 and 2004 was $44,313 and $36,940 respectively.

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

As of June 30, 2005, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation

Stock options outstanding as of June 30, 2005
with a weighted average exercise price per share
of $0.26                                                          3,690,000

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of June 30, 2005.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The company anticipates making a contribution for 2005. Accrued contributions for the quarter ended June 30, 2005 are $15,000.

NOTE 3 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:

June 30, 2005                                        Amount

Notes payable at June 30, 2005 consists of:

Obligation to CIT Group, bearing interest at 10%, the loan is payable in fifty-six monthly installments of $500, including interest, and is collateralized by the property and equipment of the Company. Balance outstanding at June 30, 2005 was $3,498.

Unsecured note payable to Capitol York calling for payments of $1,000 per month inclusive of interest. Balance at June 30, 2005 was $1,500.

Note payable to Bank of America bearing interest at 6.40%, payable in 48 monthly installments. The loan is secured by computer hardware and software.

The 5 year schedule of maturities is as follows:

2005                   27,972
2006                   24,511
2007                   26,151
2008                   23,403
Thereafter                  0
                      102,037

NOTE 4 - NOTES RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default, the Company's management considers $42,900 of the note collectible.

NOTE 5 - COMMON STOCK

During the three months ended June 30, 2005 and 2004, the Company issued no shares of common stock.

NOTE 6 - EMPLOYEE STOCK INCENTIVE PLAN

On December 26, 2001, the Company adopted the Employee Stock
Incentive Plan authorizing 3,000,000 shares at a maximum offering price of $0.10 per share for the purpose of providing employees equity-based compensation incentives. The Company issued no shares under the plan during the periods.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Future minimum annual lease payments for capital and operating leases as of June 30, 2005 are:

                        Operating      Capital

2005                    141,390        12,900
2006                    280,006        25,800
2007                     23,409        25,800
2008                          0        17,988
Thereafter                    0             0
Total                   444,805        82,488

Rent expense for the quarters ended June 30, 2005 and 2004 were $68,188 and $64,928.

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

The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of June 30, 2005 are as follows:

Total minimum lease payments                         $82,488
Amount representing interest                           9,711
Present value of net minimum lease payments           72,777
Current portion                                        8,384

Long-term capital lease obligation                   $64,393

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

Total revenues in the quarter ended June 30, 2005 and the six months ended June 30, 2005, respectively $2,171,838 and $4,284,245, increased from $2,099,194 in the quarter ended June 30, 2004 and $4,014,799 in the six months ended June 30, 2004, a three month increase of three percent (3%) and a six month increase of seven percent (7%). Revenues for the quarter ended June 30, 2005 and the six month period ended June 30, 2005 are up 17% and 18% respectively for the same periods in June 2003.

Total cost of goods sold in the quarter ended June 30, 2005 and the six months ended June 30, 2005, respectively, $1,514,019 and $2,930,077, increased from $1,412,390 in the quarter ended June 30, 2003 and $2,594,825 in the six months ended June 30, 2003, a three month increase of seven percent (7%) and a six month increase of thirteen percent (13%). This increase is due primarily to the production cost associated with the increase in revenue which includes labor and material expense. The gross margin in the quarter ended
June 30, 2005 and the six months ended June 30, 2005, respectively, $657,819 and $1,354,168 decreased from $686,804 in the quarter ended June 30, 2004 and $1,419,974 in the six months ended June 30, 2004.

Total operating expenses in the quarter ended June 30, 2005 and the six months ended June 30, 2005, respectively, $663,717 and $1,299,716, decreased from $814,997 in the quarter ended June 30, 2004 and $1,428,258 in the six months ended June 30, 2004 as management worked to control costs and eliminate unnecessary expenditures.

Total assets grew increased from $2,324,976 at December 31, 2004 to $2,715,824 at June 30, 2005. Total current liabilities increased from $509,412 at December 31, 2004 to $812,770 at June 30, 2005 due in part to short term financing of current liabilities. The company uses credit to manage cash flow and build cash reserves. Finance charges are avoided by paying outstanding balances in full by due dates.

Net cash flows by operating activities was $254,066 for the period ended June 30, 2005 as compared to $258,134 used for the period ended June 30, 20043.

Cash used by investing activities was $105,753 for the period ended June 30, 2005, as compared to net cash used by investing activities of $6,016 for the period ended June 30, 2004.

Net cash provided by financing activities was $90,349 for the period ended June 30, 2005 as compared to net cash used by financing activities of $35,804 for the period ended June 30, 2004.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Company had no sales of unregistered securities during the three-month period ending June 30, 2005. Subsequent to the reporting period, the Company did act to physically issue the shares to the Board of Directors that had been approved and reported in 2004. This caused an increase in number of shares actually outstanding from 10,523,397 to 12,373,397 and will be included in the financials for the third quarter of 2005.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending June 30, 2005.

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

31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002