Form 10QSB
period 2005-09-30
NEXT GENERATION MEDIA CORP
filed 2005-11-15
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2005

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

As of September 30, 2005, the Company had 12,373,397 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

Part I - Financial Information                                       Page

Item 1

Review Report of Independent Registered Public Accounting Firm

Condensed Consolidated Interim Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Earnings

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

Signature

                     Turner, Jones &Associates, P.L.L.C.
                        Certified Public Accountants
                      108 Center Street, North, 2ndFloor
                         Vienna, Virginia 22180-5712
                                (703) 242-6500
                              FAX (703) 242-1600



         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

We have reviewed the condensed consolidated balance sheet of Next Generation Media Corporation and subsidiary as of September 30, 2005, and the related condensed consolidated statements of income and cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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



Turner, Jones & Associates, P.L.L.C
Vienna, Virginia
November 2, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         Next Generation Media Corporation
                           Condensed Consolidated
                         Interim Financial Statements
                 For The Nine Months Ended September 30, 2005

                        With Review Report of Independent
                        Registered Public Accounting Firm
                      TURNER, JONES AND ASSOCIATES, P.L.L.C.
                           CERTIFIED PUBLIC ACCOUNTANTS

Table of Contents                                                  Page

Review Report of Independent Registered Public Accounting Firm

Condensed Consolidated Interim Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Earnings

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Financial Statements

                           Next Generation Media Corporation
                     Consolidated Statements of Financial Position
                                        ASSETS
                                                (Unaudited)        (Audited)
                                                September 30,     December 31,
                                                    2005             2004

CURRENT ASSETS:
Cash and cash equivalents                       $     663,848     $    395,575

Accounts receivable, net of allowance
    for uncollectible accounts                        529,598          325,698

Notes receivable, net of allowance
    for uncollectible accounts                         21,450           85,833

Trade notes receivable                                 76,644           46,587

Inventories                                            86,951          103,380

Employee loans and advances                                 -            2,074

Deposits                                                    -           41,200

Prepaid expenses & other current assets                75,154           24,437

Total current assets                                1,453,645        1,024,784

PROPERTY, PLANT AND EQUIPMENT:
Equipment                                           1,414,685        1,443,587

Furniture and fixtures                                 67,604           65,093

Leasehold improvements                                 81,390           76,363

Computer equipment/software                           175,638           53,887

Vehicles                                                9,200            9,200

Total property, plant and equipment                 1,748,517        1,648,130

Less accumulated depreciation                      (1,402,635)      (1,320,701)

Net property, plant and equipment                     345,882          327,429

Intangibles, net of accumulated amortization          951,133          951,133

Trade notes receivable                                      -           21,630

Total other assets                                    951,133          972,763

TOTAL ASSETS                                        2,750,660        2,324,976

See accompanying notes and accountant's review report

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Obligation under capital leases, current portion       25,427           18,595

Notes payable, current portion                         25,145           13,998

Accounts, accrued expenses  and other payables        502,580          375,111

Customer deposits                                     146,592           29,000

Sales tax payable                                       5,988            4,299

Pension payable                                         7,054            6,558

Total current liabilities                             712,786          447,561

LONG TERM LIABILITIES:
Obligation under capital lease                         41,138           61,851

Notes payable, less current portion                    70,167                -

Total long term liabilities                           111,305           61,851

Total liabilities                                     824,091          509,412

STOCKHOLDERS' EQUITY  :
Common stock, $.01 par value, 50,000,000 shares
   authorized 12,373,397 and 10,523,397               123,734          105,234
   issued and outstanding, respectively

Additional paid in capital                          7,379,744        7,379,744

Accumulated deficit                                (5,576,909)      (5,669,414)

Total stockholders' equity                          1,926,569        1,815,564

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          2,750,660        2,324,976

See accompanying notes and accountant's review report


                           Next Generation Media Corporation
             Condensed Consolidated Statements of Earnings (Unaudited)




                                           For the Three Months Ended        For the Nine Months Ended
                                         September 30,    September 30,    September 30,     September 30,
                                             2005           2004               2005             2004
REVENUES:
Coupon sales, net of discounts              $ 2,128,298    $ 1,969,597        $ 6,317,474     $ 5,748,813
Franchise fees                                   66,000        122,500            193,000         358,000

Total revenues                                2,194,298      2,092,097          6,510,474       6,106,813

COST OF GOODS SOLD                            1,501,507      1,340,164          4,431,584       3,934,833

Gross margin                                    692,791        751,933          2,078,890       2,171,980

OPERATING EXPENSES:
General and administrative expenses             647,074        569,911          1,871,789       1,852,993
Depreciation & amortization                      37,500         40,155            112,500         111,177

Total operating expenses                        684,574        610,066          1,984,289       1,964,170

Gain/(Loss) from operations                       8,217        141,867             94,601         207,810

OTHER INCOME AND EXPENSES:
Interest income                                                                         -               -
Interest income                                     496

Other income (expense)                               (3)       (14,519)             1,485         (88,095)
Gain/(Loss) on legal settlement                       -            290              2,405         176,954
Interest expense                                 (3,696)        (8,671)            (7,486)        (25,339)
Gain/(loss) on disposal                               -              -              1,500               -

Total other income (expense)                     (3,203)       (22,900)            (2,096)         63,520

Net Income/(Loss)                                 5,014        118,967             92,505         271,330

Gain/(Loss) applicable to common shareholders     5,014        118,967             92,505         271,330

Basic gain/(loss) per common share                    -          0.011              0.007           0.026

Weighted average common shares outstanding   12,373,397     10,523,397         12,373,397      10,523,397

Diluted gain per common share                         -          0.008              0.007           0.019

Fully diluted common shares outstanding      13,504,897     14,213,397         13,504,897      14,213,397


See accompanying notes and accountant's review report

                              Next Generation Media Corporation
                Consolidated Statements of Stockholders' Equity-Unaudited



                                                                 Additional
                                             Common Stock         Paid In         Accumulated
                                           Shares      Amount     Capital           Deficit        Total
Balance: January 1, 2003                   9,523,397       95,234  7,343,744      (6,147,665)    1,291,313

Common stock issued in
 exchange for services                     1,000,000       10,000     36,000               -        46,000

Net Income - Year to Date                          -            -          -         294,791       294,791

Balance: December 31, 2003                10,523,397      105,234  7,379,744      (5,852,874)    1,632,104

Net Income - Year to Date                          -            -          -         183,460       183,460

Balance: December 30, 2004                10,523,397      105,234  7,379,744      (5,669,414)    1,815,564

Shares issued                              1,850,000       18,500          -               -        18,500

Net Income                                                                            92,505        92,505
Balance: September 30, 2005               12,373,397      123,734  7,379,744      (5,576,909)    1,926,569
        2


                          Next Generation Media Corporation
                          Statement of Cash Flows - Unaudited
                                           For the Three Months Ended



                                                              September 30,    September 30,
                                                                 2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                              $     5,014     $  118,967

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                       37,500         40,155
(Increase) decrease in assets
Accounts & notes receivable                                        (73,129)      (172,309)
Inventories                                                         11,242          2,256
Prepaids and other current assets                                    8,775        (45,664)
Increase (decrease) in liabilities
Accounts payable, accrued expenses and other payables               17,205        119,941
Pension payable                                                      7,054              -

Net cash flows (used) by operating activities                       13,661         63,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                  (2,773)       (18,291)

Net cash provided/(used) by investing activities                    (2,773)       (18,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable and capital leases                      (12,937)       (36,081)
Shares issued for services                                          18,500              -

Net cash provided/(used) by financing activities                     5,563        (36,081)

NET INCREASE/(DECREASE) IN CASH                                     16,451          8,974

CASH, BEGINNING OF PERIOD                                          647,397        439,354

CASH, END OF PERIOD                                                663,848        448,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income taxes                                                             -              -
Interest                                                             3,696          7,486


See accompanying notes and accountant's review report


                            UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and its subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-KSB40.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At September 30, 2005, the Company had approximately 48 active area franchise licenses located throughout the United States.

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

Estimated useful lives are as follows:

Computers and software                                    3-5 years
Furniture, fixtures and equipment                          10 years

Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property.

Depreciation expense for the three months ended September 30, 2005 and 2004 was $37,500 and $40,155, respectively.

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

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended September 30, 2005 and 2004 was $16,055 and $14,707 respectively.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on a annual basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of September 30, 2005.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Allowance for uncollectible accounts as of September 30, 2005 and 2004 was $52,913 and $211,940 respectively.

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

As of September 30, 2005, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation                                    Common Stock

Stock options outstanding as of September 30, 2005
with a weighted average exercise price per share
of $0.65                                                      1,131,500

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of September 30, 2005.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The Corporation accrued $15,000 and $12,000 in the three months ended September 30, 2005 and 2004 respectively.

NOTE 3 - NOTES PAYABLE

Notes payable consists of the following:

September 30, 2005                                                    Amount

Note payable to CIT Group, interest of 10% per annum,
collateralized by the equipment of United Marketing Solutions, Inc.   $ 1,998

Note payable to Bank of America, interest at 6.4% per annum, payable in 48 monthly installments.  The loan is secured by
computer hardware and software                                        $93,314

                                                                      $95,312
Less: Current portion                                                 $25,145
Long-term portion                                                     $70,167

NOTE 4 - NOTES RECEIVABLE

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 in conjunction with the sale of Independent News, Inc. The note is outstanding and currently in default, the Company's management considers a portion of the note collectible. Accordingly, the Company recognized additional bad debt expense during the quarter ended September 30, 2005.

NOTE 5 - COMMON STOCK

During the nine months ended September 30, 2005, the Company issued $1,850,000 shares of common stock, to various officers and directors. As a result the Company recognized $18,500 of expense.

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

Future minimum annual lease payments for capital and operating leases as of September 30, 2005 are:

               Operating          Capital

2005            72,926              6,450
2006            295,421            25,800
2007             23,409            25,800
2008                  0            12,612
Thereafter            0                 0
Total           391,756            70,662

Rent expense for the quarters ended September 30, 2005 and 2004 were $67,526 and $64,096, respectively.

NOTE 8 - OBLIGATION UNDER CAPITAL LEASE

The Company acquired machinery under the provisions of two long-term leases. For financial reporting purposes, minimum lease payments relating to the machinery have been capitalized.

The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of September 30, 2005 are as follows:

Total minimum lease payments                                      $70,662
Amount representing interest                                        4,097
Present value of net minimum lease payments                        66,565
Current portion                                                    25,427

Long-term capital lease obligation                                 41,138

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

Total revenues in the quarter ended September 30, 2005 and the nine months ended September 30, 2005, respectively $2,194,298 and $6,510,474, increased from $2,092,097 in the quarter ended September 30, 2004 and $6,106,813 in the nine months ended September 30, 2004, a three month increase of four percent (4%) and a nine month increase of six percent (6%).

Total cost of goods sold in the quarter ended September 30, 2005 and the nine months ended September 30, 2005, respectively, $1,501,507 and $4,431,584, increased from $1,340,164 in the quarter ended September 30, 2004 and $3,934,833 in the nine months ended September 30, 2004, a three month increase of twelve percent (12%) and a nine month increase of twelve percent (12%). This increase is due primarily to the production cost associated with the increase in revenue that includes labor and material expense. The gross margin in the quarter ended September 30, 2005 and the nine months ended September 30, 2005, respectively, $692,791 and $2,078,890 decreased from $751,933 in the quarter ended September 30, 2004 and $2,171,980 in the nine months ended September 30, 2004.

Total operating expenses in the quarter ended September 30, 2005 and the nine months ended September 30, 2005, respectively, $684,574 and $1,984,289, increased from $610,066 in the quarter ended September 30, 2004 and $1,964,170 in the nine months ended September 30, 2004 as management worked to control costs and eliminate unnecessary expenditures.

Total assets grew increased from $2,324,976 at December 31, 2004 to $2,750,660 at September 30, 2005. Total current liabilities increased from $509,412 at December 31, 2004 to $824,091 at June 30, 2005 due in
part to short term financing of current liabilities. The company uses credit to manage cash flow and build cash reserves. Finance charges are avoided by paying outstanding balances in full by due dates.

Net cash flows by operating activities was $13,661 for the period ended September 30, 2005 as compared to $63,346 used for the period ended September 30, 2004.

Net cash used by investing activities was $2,773 for the period ended September 30, 2005, as compared to net cash used by investing activities of $18,291 for the period ended September 30, 2004.

Net cash provided by financing activities was $5,563 for the period ended September 30, 2005 as compared to net cash used by financing activities of $36,081 for the period ended September 30, 2004.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Company had sales of unregistered securities during the three-month period ending September 30, 2005. The Company acted to physically issue the shares to the Board of Directors that had been approved and reported in 2004. This caused an increase in number of shares outstanding from 10,523,397 to 12,373,397.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending September 30, 2005.

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

                                       Next Generation Media Corp.


Dated: November 15, 2005               By:/s/ Darryl Reed
                                       Darryl Reed, CEO