Form 10QSB/A
period 2005-09-30
NEXT GENERATION MEDIA CORP
filed 2005-12-16
CIK 356292

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

                                 EXPLANATORY NOTE

     This Amendment is being filed to include a Statement of Cash Flows representing the period from December 31, 2004 through September 30, 2005. In the Company's 10-QSB for the three-month period ending September 30, 2005, the Company inadvertently included a Statement of Cash Flows only for the three-month period ending September 30, 2005.


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
        2




                          Next Generation Media Corporation
                          Statement of Cash Flows - Unaudited
                              For the Nine Months Ended



                                                              September 30,    September 30,
                                                                 2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                              $    92,505     $   115,971

Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on disposal                                                    (1,500)              -
Depreciation and amortization                                      112,500          30,867
(Increase) decrease in assets
Accounts & notes receivable                                       (147,944)       (107,630)
Inventories                                                         16,429           8,083
Prepaids and other current assets                                   (7,443)         (3,085)
Increase (decrease) in liabilities
Accounts payable, accrued expenses and other payables              246,750          62,213
Pension payable                                                        496          (2,351)

Net cash flows (used) by operating activities                      311,793         104,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                (130,954)        (17,409)
Disposal of property and equipment                                   1,500               -

Net cash provided/(used) by investing activities                  (129,454)        (17,409)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under notes payable                                      100,990               -
Repayment of notes payable and capital leases                      (33,556)        (10,939)
Shares issued for services                                          18,500               -

Net cash provided/(used) by financing activities                    85,934         (10,939)

NET INCREASE/(DECREASE) IN CASH                                    268,273         100,027

CASH, BEGINNING OF PERIOD                                          395,575         123,013

CASH, END OF PERIOD                                                663,848         223,040

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income taxes                                                             -              -
Interest                                                             7,486          1,818
Shares issued for services                                          18,500              -


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

Net cash flows by operating activities was $311,793 for the nine month period ended September 30, 2005 as compared to $104,068 at December 31, 2004.

Net cash used by investing activities was $129,454 for the nine month period ended September 30, 2005, as compared to net cash used by investing activities of $17,409 at December 31, 2004.

Net cash provided by financing activities was $85,934 for the nine month period ended September 30, 2005 as compared to net cash of $36,081 used by financing activities at December 31, 2004.

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

                                       Next Generation Media Corp.


Dated: December 15, 2005               By:/s/ Darryl Reed
                                       Darryl Reed, CEO