Form 10KSB
period 2005-12-31
NEXT GENERATION MEDIA CORP
filed 2006-04-03
CIK 356292

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-28083

                           NEXT GENERATION MEDIA CORP.
                           ---------------------------

               (Exact name of Company as specified in its charter)

                Nevada                                  88-0169543
                ------                                  ----------
(State or jurisdiction of incorporation       (I.R.S. Employer or organization)
        Identification No.)

                7644 Dynatech Court, Springfield, Virginia 22153
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Company's telephone number: (703) 644-0200
                                               --------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Company had $8,219,717 in revenue for the fiscal year ended on December 31, 2005. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 29, 2006: Common Stock, par value $0.001 per share -- $805,374. As of December 31, 2005, the Company had 12,373,397 shares of common stock issued and outstanding, of which 6,711,452 were held by non-affiliates.

                          NEXT GENERATION MEDIA, CORP.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  Description of Business.............................................. 3

ITEM 2.  Description of Property.............................................. 4

ITEM 3.  Legal Proceedings.................................................... 4

ITEM 4.  Submission of Matters to a Vote of Security Holders.................. 4

                                     PART II

ITEM 5.  Market for Common Equity and Other Shareholder Matters............... 5

ITEM 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................. 7

ITEM 7.  Financial Statements.................................................12

ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................12



                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................13

ITEM 10. Executive Compensation...............................................14

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.......15

ITEM 12. Certain Relationships and Related Transactions.......................16

ITEM 13. Exhibits and Reports on Form 8-K.....................................17

ITEM 14. Controls and Procedures..............................................18

Signatures....................................................................19

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

INTRODUCTION
------------

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

REPORTING PERIOD PRINCIPLE SERVICES
-----------------------------------

During the reporting period, the Company operated as a holding company with one wholly-owned operating subsidiary, United Marketing Solutions, Inc. ("United").

The Company acquired United on April 1, 1999. Originally founded in 1981 as United Coupon Corporation, United has operated within the cooperative direct mail industry for twenty years. United has diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in two communication mediums: direct mail and direct marketing. United offers advertising and marketing products and services through a network of franchisees in more than twenty states, with the largest concentration being in the northeast United States. United provides full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, services providers and professionals as resources to help them generate "trial and repeat" customers. United's core product, the cooperative coupon envelope, reaches in excess of nineteen million mailboxes per year with an estimated four hundred million coupons.

COMPETITION
-----------

The Company's current and future lines of business are highly competitive. First, the advertising business is highly competitive with many firms competing in various forms of media and possessing substantial resources. The direct mail industry is highly fragmented and includes a large number of small and independent cooperative direct mailers in addition to competition from companies for whom coupon advertising is not their primary line of business. In addition, several large firms, notably Val-Pak Direct Marketing Systems, Inc., Money Mailer and Advo, Inc., are direct competitors of United in its direct mail marketing business.

GOVERNMENT REGULATION
---------------------

United is subject to state regulation as a franchisor, requiring United to file periodic state registration documents pertaining to the offering of area and regional franchise licenses. Management believes that United is in substantial compliance with the applicable state franchise laws.

EMPLOYEES
---------

As of December 31, 2005, the Company, through United, had approximately 68 employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's principal executive and administrative offices are located at 7644 Dynatech Court, Springfield, Virginia 22153. The current rent for 2006 for this facility is $294,449, has built in increases per year of four percent (4%) and has a term set to expire in January of 2012. The Company considers these offices to be adequate and suitable for its current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last quarter of fiscal year-ended December 2005, the Company did not submit any matters to a vote of security holders.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

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

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2005
----------------------------------------------
                                                          HIGH             LOW

Quarter Ended December 31, 2005                           0.16             0.057

Quarter Ended September 30, 2005                          0.19             0.115

Quarter Ended June 30, 2005                               0.15             0.11

Quarter Ended March 31, 2005                              0.40             0.125

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2004
----------------------------------------------
                                                          HIGH             LOW

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

The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets (at least $2 million); or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares may be subject to additional sales practice requirements of broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

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

Holders of Common Equity
------------------------

As of March 29, 2006, there were approximately 600 shareholders of record of the Company's common stock.

Dividend Information
--------------------

The Company has not declared or paid cash dividends on its Common Stock or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make cash distributions in the foreseeable future, other than non cash dividends described below. The Company currently intends to retain and invest future earnings, if any, to finance its operations.

Transfer Agent
--------------

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

GENERAL OVERVIEW
----------------

The Company acquired United on April 1, 1999. Originally founded in 1981 as United Coupon Corporation, United has operated within the cooperative direct mail industry for twenty-five years. United has diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in two communication mediums: direct mail and direct marketing. United offers advertising and marketing products and services through a network of franchisees in more than twenty states, with the largest concentration being in the northeast United States. United provides full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, services providers and professionals as resources to help them generate "trial and repeat" customers. United's core product, the cooperative coupon envelope, reaches in excess of nineteen million mailboxes per year with an estimated four hundred million coupons.

RESULTS OF OPERATIONS
---------------------

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

Comparison of the Year Ended December 31, 2005 with the Year Ended December 31,
-------------------------------------------------------------------------------
2004
----

During the year ending December 31, 2005 the Company experienced a five percent growth in revenues with sales of $8,219,717 compared to $7,821,606 in the year ending December 31, 2004. The increased frequency and distribution from our existing franchisees was responsible for this growth. Nevertheless, a shortfall in 2005 franchisee sales curtailed a greater anticipated overall revenue growth. Senior management changes have been implemented to address future franchise sales.

Cost of revenues consists of materials, labor costs and applied overhead expenses. Due to a significant increase in the cost of materials and a growth in direct labor costs, the cost of revenues as a percentage of net revenues were up from 67% for the year ended December 31, 2004 to 71% in the year ended December 31, 2005. While the cost of goods sold percentage will fluctuate from quarter to quarter and year to year as overhead expenses and labor ratios change, the Company is taking steps to lower costs. The growth in direct labor costs led to the acquisition and implementation of workflow software which should help contain future production staffing requirements. Additionally, the Company is also analyzing the acquisition of printing equipment that could also directly influence cost containment.

General and administrative (operating) expenses decreased during 2005 from $2,485,024 in 2004 to $2,245,916 in 2005 as management worked to control expenses despite a 5% growth in revenues.

Net Income
----------

The Company realized net income of $17,974 for the year ended December 31, 2005 as compared to net income of $184,460 for the year ended December 31, 2004. A decline in 2005 franchise sales contributed to a reduction in anticipated revenues. Overall growth in revenue from 2004 to 2005 was limited to 5% by a 55% decrease in franchise sales revenue. In 2005, increased frequency and distribution from our existing franchisees provided an increase in core product revenues of 11% over 2004. Senior management has taken appropriate action to address future franchise sales. Additionally, production incentives to franchisees increased by 15% from 2004 to 2005 and the annual impact of those incentives will be reached in 2006 and beyond.

Liquidity and Capital Resources
-------------------------------

The Company has relied primarily on funds generated from revenues, the issuance of common stock and use of its line of credit to finance its operations and expansion. Cash and cash equivalents at December 31, 2005 was $610,885 and $395,575 at December 31, 2004. For the year ended December 31, 2005, we generated a cash flow surplus of $215,310 from operating activities. The net cash provided by financing activities was $107,050 while making repayment on notes payable. The Company has used its working capital to finance ongoing operations and the marketing of its products.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------


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

Forward Looking Statements.
---------------------------

The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward- looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the Company's ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-KSB will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

Inflation
---------

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Trends, Risks and Uncertainties
-------------------------------

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

Limited operating history; anticipated losses; uncertainly of future results
----------------------------------------------------------------------------

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

Management of Growth
--------------------

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

Risks associated with acquisitions
----------------------------------

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

ITEM 7.  FINANCIAL STATEMENTS.

Comparative Audited Financial Statements as of and for the year ended December 31, 2005, and for the year ended December 31, 2004 are presented in a separate section of this report following Part IV.

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

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS.
-----------------------

The names and respective positions of the directors, executive officers, and key employees of the Company are set forth below; there are no other promoters or control persons of the Company. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors are elected or re-elected at stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. The directors and executive officers of the Company are not a party to any material pending legal proceedings.

Darryl Reed, President/CEO/Director
-----------------------------------

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

Olin Greene, Treasurer
----------------------

Hired as Director of Accounting in October 2002, Olin Greene is currently the Controller for United Marketing Solutions and Treasurer for Next Generation Media. Mr. Greene has over thirty years of experience in the accounting field; including twelve years of senior financial management experience. From March 2000 to April 2002, Mr. Greene was Controller of Craven Tire Company in Fairfax, Virginia, and from April 1998 to March 2000 he Comptroller/CFO of Douglas-Michaels Company, L.P. in Springfield, Virginia. Mr. Greene attended Virginia Polytechnic Institute and State University from 1967 to 1970.

Leon Zajdel, Director, Chairman of the Board
--------------------------------------------

Leon Zajdel has been a director of the Company since April 1999. Mr. Zajdel was founder and has served as President of Energy Guard Corp., a manufacturer and retailer of replacement windows, located in Beltsville, MD, since 1972.

Melissa Held, Director
----------------------

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

Fernando Mathov, Director
-------------------------

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

Based solely on a review of the fiscal year ended December 31, 2005 and subsequently, the Company is unaware that any required reports were not timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2005 and prior.


 SUMMARY COMPENSATION TABLE

====================================================================================================================
                                   ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                             ------------------------------- -------------------------------------------------------
                                                                       AWARDS             PAYOUTS
                                                             -------------------------- ----------
                                                                             SECURITIES
                                                    OTHER     RESTRICTED       UNDER-
 NAME AND                                           ANNUAL      STOCK          LYING        LTIP         ALL OTHER
PRINCIPAL                    SALARY       BONUS  COMPENSATION   AWARD(S)      OPTIONS/     PAYOUTS         COMPEN-
 POSITION         YEAR        ($)          ($)      ($)          ($)           SAR(#)        ($)          SATION($)
   (a)            (b)         (c)          (d)      (e)          (f)            (g)          (h)             (i)
====================================================================================================================
Darryl Reed,     2005       199,650         0        0          $10,000       1,000,000        0              0
President        2004       180,000         0        0            0               0            0              0
                 2003       165,000         0        0            0               0            0              0
====================================================================================================================

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2005 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

==============================================================================================================
  TITLE OF
    CLASS         NAME OF BENEFICIAL OWNER      AMOUNT OF BENEFICIAL OWNERSHIP (2)        PERCENT OF CLASS
==============================================================================================================
CommonStock            Darryl Reed(1)                      3,008,965                           24.3%
==============================================================================================================
Common Stock           Leon Zajdel(1)                       478,747                            3.9%
==============================================================================================================
Common Stock      Melissa Held Marsden(1)                   100,000                            1.0%
==============================================================================================================
Common Stock         Fernando Mathov(1)                     100,000                            1.0%
==============================================================================================================
Common Stock         Christoper Boeman                     1,981,433                           15.6%
              1827 E 298th St., Wickliffe, OH
                           44092
==============================================================================================================
               All five persons listed above,              5,661,945                           45.8%
                          together
==============================================================================================================

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

Other Benefit Plans

401(k) Plan. The Company makes available a 401(k) Savings Plan (the "401(k) Plan"), a federally-qualified, tax-deferred plan administered by a third party. The 401(k) Plan provides participants with savings or retirement benefits based on employee deferrals of compensation, as well as any matching and other discretionary contributions made by the Company. Employees are eligible to participate in the 401(k) Plan when they complete one month of service with the Company and have attained the age of 18. The employee can defer up to 15% of the compensation amount earned within a calendar year, not to exceed the ceiling set forth annually by the Internal Revenue Service. The Company matches the employee's contribution to the 401(k) Plan fifty cents-for-dollar up to 6% of the employee's annual salary. Participants become vested in any employer contributions to the 401(k) Plan after two years of service at a rate of 20% for each completed year of service. A participant is always 100% vested in his or her salary reduction contributions to the 401(k) Plan.

Stock Option Plan.

The Company has also filed a Stock Option Plan for Employees on Form S-8 in December 2001. The Company had not issued any Stock Options pursuant to the Plan included therein to any employees as of December 31, 2005.

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

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES.

Report of Independent Registered Public Accounting Firm                     F-2

Financial Statements

         Balance Sheet                                                      F-4

         Statements of Income                                               F-6

         Statements of Stockholders' Equity                                 F-7

         Statements of Cash Flows                                           F-8

Notes to Financial Statements                                               F-10

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

                                         December 31, 2005    December 31, 2004
                                         -----------------    -----------------
        (i)        Audit Fees                     $45,000              $40,000
        (ii)       Audit Related Fees                  $0                   $0
        (iii)      Tax Fees                            $0                   $0
        (iv)       All Other Fees                      $0                   $0
                                                  -------              -------
                   Total fees                     $45,000              $40,000
                                                  =======              =======

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2005 or 2004.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no charges for tax services provided in fiscal 2005 or 2004.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

===========================================================================================================
Signature                                    Title                                     Date
===========================================================================================================

/s/Darryl Reed                  President, Secretary, Director                    March 29, 2006
-------------------------
Darryl Reed
===========================================================================================================

/s/Olin Greene                  Treasurer                                         March 29, 2006
-------------------------
Olin Greene
===========================================================================================================

/s/Melissa Held Marsden         Director                                          March 29, 2006
-------------------------
Melissa Held Marsden
===========================================================================================================

/s/ Fernando Mathov             Director                                          March 29, 2006
-------------------------
Fernando Mathov
===========================================================================================================

/s/ Leon Zajdel                 Chairman of the Board                             March 29, 2006
-------------------------
Leon Zajdel
===========================================================================================================

Exhibit No.     Description
-----------     -----------

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

Exhibit 31.1      Certification of Principal Executive Officer

Exhibit 31.2      Certification of Chief Financial Officer

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2005 AND 2004

                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
                           NEXT GENERATION MEDIA CORP.

                           NEXT GENERATION MEDIA CORP.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                     F-2

Financial Statements

         Balance Sheet                                                      F-4

         Statements of Income                                               F-6

         Statements of Stockholders' Equity                                 F-7

         Statements of Cash Flows                                           F-8

Notes to Financial Statements                                               F-10

                       Turner, Jones & Associates, P.L.L.C
                          Certified Public Accountants
                       108 Center Street, North, 2nd Floor
                           Vienna, Virginia 22180-5712
                                 (703) 242-6500
                               FAX (703) 242-1600


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

         We have audited the accompanying consolidated balance sheet of Next Generation Media Corporation (a Nevada Incorporation) as of December 31, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Media Corporation as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                         /s/ Turner, Jones & Associates, P.L.L.C
                                         Vienna, Virginia
                                         March 23, 2005

                        Next Generation Media Corporation

                                 and Subsidiary

                        Consolidated Financial Statements

                 For The Years Ended December 31, 2005 and 2004

                        With Audit Report of Independent

                        Registered Public Accounting Firm





                     TURNER, JONES AND ASSOCIATES, P.L.L.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                        NEXT GENERATION MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2005
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $   610,885
   Accounts receivable, net of
       uncollectible accounts                                           231,285
   Trade notes receivable                                                10,637
   Inventories                                                           60,847
   Employee loans and advances                                            2,874
   Prepaid expenses and other current assets                             28,658
                                                                    -----------

                   Total current assets                             $   945,186
                                                                    -----------

PROPERTY, PLANT AND EQUIPMENT:
   Equipment                                                          1,475,962
   Furniture and fixtures                                                69,348
   Leasehold improvements                                                81,390
   Computer equipment/software                                          192,140
   Software development                                                 157,981
   Vehicles                                                               9,200
                                                                    -----------

                   Total property, plant and equipment                1,986,021

   Less: accumulated depreciation                                    (1,454,008)
                                                                    -----------

                   Net property, plant and equipment                    532,013
                                                                    -----------

OTHER ASSETS:
   Goodwill                                                             951,133
   Deposits                                                              41,200
                                                                    -----------

                   Total other assets                                   992,333
                                                                    -----------

TOTAL ASSETS                                                        $ 2,469,532
                                                                    ===========

--------------------------------------------------------------------------------
              See accompanying notes and accountant's audit report

                        NEXT GENERATION MEDIA CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2005
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Obligation under capital leases, current portion                 $    28,699
   Notes payable, current portion                                        23,730
   Accounts payable                                                     216,168
   Accrued expenses                                                     149,519
   Pension payable                                                       48,519
   Sales tax payable                                                      1,794
                                                                    -----------

                   Total current liabilities                        $   468,429
                                                                    -----------

LONG TERM LIABILITIES:
   Obligation under capital leases                                  $    85,204
   Notes payable                                                    $    63,861
                                                                    -----------


                   Total long term liabilities                      $   149,065
                                                                    -----------

                   Total liabilities                                $   617,494
                                                                    -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 50,000,000 shares
      authorized, 12,373,397 issued and outstanding                     123,734
   Additional paid in capital                                         7,379,744
   Accumulated deficit                                               (5,651,440)
                                                                    -----------

                   Total stockholders' equity                         1,852,038
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,469,532
                                                                    ===========

--------------------------------------------------------------------------------
              See accompanying notes and accountant's audit report

                        NEXT GENERATION MEDIA CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

                                                        2005           2004
                                                    ------------   ------------
REVENUES:
       Coupon and postage sales, net of discounts   $  8,017,717   $  7,369,106
       Franchise fees                                    202,000        452,500
                                                    ------------   ------------

                   Total revenues                   $  8,219,717   $  7,821,606

COST OF GOODS SOLD                                  $  5,806,010   $  5,206,244
                                                    ------------   ------------

GROSS MARGIN                                        $  2,413,707   $  2,615,362
                                                    ------------   ------------

OPERATING EXPENSES:
       General and Administrative                      2,245,916      2,485,024
       Depreciation and amortization                     163,873        130,079
                                                    ------------   ------------

                   Total operating expense:            2,409,789      2,615,103
                                                    ------------   ------------

       Income (Loss) from operations                       3,918            259
                                                    ------------   ------------

OTHER INCOME AND EXPENSES:
       Gain on settlement of debt                             --        188,673
       Other income (expense)                             21,711            717
       Interest expense                                   (9,155)        (6,189)
       Gain on sale of equipment                           1,500             --
                                                    ------------   ------------

                   Total other income (expense)           14,056        183,201
                                                    ------------   ------------

Income (Loss) before provision for income tax             17,974        183,460

Provision for income tax                                      --             --
                                                    ------------   ------------

Net income                                                17,974        183,460
                                                    ============   ============

Income (loss) applicable to common shareholders             0.00   $    183,460
                                                    ------------   ------------

Basic income/(loss) per common share                        0.00          0.017
                                                    ------------   ------------

Weighted average common shares outstanding            12,215,842     10,523,397
                                                    ------------   ------------

Diluted income/(loss) per common share                      0.00          0.013
                                                    ------------   ------------

Fully diluted common shares outstanding               13,347,342     14,213,397
                                                    ------------   ------------

--------------------------------------------------------------------------------
              See accompanying notes and accountant's audit report

                                     NEXT GENERATION MEDIA CORPORATION
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------

                                           Common Stock           Additional
                                    -------------------------      Paid In      Accumulated
                                      Shares         Amount        Capital        Deficit          Total
                                    ----------     ----------     ----------     ----------      ----------



December 31, 2003                   10,523,397        105,234      7,379,744     (5,852,874)      1,632,104


Net Income (Loss)                           --             --             --        183,460         183,460
                                    ----------     ----------     ----------     ----------      ----------


December 31, 2004                   10,523,397        105,234      7,379,744     (5,669,414)      1,815,564


Net Income                                  --             --             --         17,974          17,974


Shares issued                        1,850,000         18,500             --             --          18,500
                                    ----------     ----------     ----------     ----------      ----------


Balance December 31, 2005           12,373,397        123,734      7,379,744     (5,651,440)      1,852,038

-----------------------------------------------------------------------------------------------------------
                            See accompanying notes and accountant's audit report



                             NEXT GENERATION MEDIA CORPORATION
                                 STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
------------------------------------------------------------------------------------------

                                                              2005                2004
                                                          -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                           $      17,974      $     183,460
     Adjustments to reconcile net income to net
         cash provided by operating activities:
     Stock issued for services                                   18,500                 --
     Depreciation and amortization                              161,995            130,079
     (Increase)/decrease in assets
         Receivables                                            237,026            252,786
         Inventories                                             42,533            (36,970)
         Prepaids and other current assets                       (4,221)           (21,278)
     Increase/(decrease) in liabilities
         Accounts payable                                        47,063             45,497
         Accrued expenses                                       (56,487)            50,003
         Deferred revenue                                       (29,000)            29,000
         Pension payable                                         41,961              1,599
         Sales tax payable                                       (2,505)          (203,385)
                                                          -------------      -------------


            Net cash flows provided/(used) by
              operating activities                              474,839            430,791
                                                          -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase and development of fixed assets                  (368,079)           (81,255)
     Sale of equipment                                            1,500                 --
                                                          -------------      -------------

            Net cash used by investing activities              (366,579)           (81,255)
                                                          -------------      -------------

------------------------------------------------------------------------------------------
                   See accompanying notes and accountant's audit report



                             NEXT GENERATION MEDIA CORPORATION
                           STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
------------------------------------------------------------------------------------------

                                                              2005                2004
                                                          -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowing under capital lease                               53,883             42,047
     Borrowing under notes payable                              100,990
     Repayment of notes payable and capital lease               (47,823)          (119,021)
                                                          -------------      -------------

            Net cash provided by financing activities           107,050            (76,974)
                                                          -------------      -------------

NET INCREASE (DECREASE) IN CASH                                 215,310            272,562

CASH, BEGINNING OF PERIOD                                       395,575            123,013
                                                          -------------      -------------

CASH, END OF PERIOD                                       $     610,885      $     395,575
                                                          =============      =============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
     Income taxes                                                    --                 --
     Interest                                             $       9,155      $       6,189


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

     Common stock issued for services                     $      18,500      $          --


------------------------------------------------------------------------------------------
                   See accompanying notes and accountant's audit report


                                           F-9

                        NEXT GENERATION MEDIA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

NATURE OF BUSINESS:
-------------------
Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At December 31, 2005, the Company had approximately 48 active area franchise license agreements located throughout the United States.


PROPERTY AND EQUIPMENT:
-----------------------
Property and equipment are stated at cost. The company uses the straight line method in computing depreciation for financial statement purposes.

Expenditures for repairs and maintenance are charged to income, and renewals and replacements are capitalized. When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts.

Estimated useful lives are as follows:

                  Furniture, Fixtures and Equipment             7-10 years
                  Leasehold Improvements                          10 years
                  Vehicles                                         5 years
                  Computers & Software                             5 years
                  Software Development                             5 years

Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $163,873 and $129,329 respectively.

INTANGIBLES:
------------
The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets. The Company annually evaluates the goodwill for possible impairment. The Company performed an assessment of the fair value of its sole reporting unit as defined by SFAS No. 142 and compared it to the carrying value of its reporting unit. The Company's market capitalization was less than the Company's book value indicating possible impairment under the test established by SFAS No. 142. The Company determined the fair value of its assets on a class-by-class basis. The fair values of the Company's assets were based upon the expected cash flow from the Company's business, assuming a discount rate that reflects the degree of risk involved with this type of business. The fair value of goodwill was in excess of its carrying value, and therefore, no impairment was recorded.

In addition, the Company had a covenant not to compete, which was being amortized over five (5) years. The covenant not to compete was fully amortized during 2005.

ADVERTISING EXPENSE:
--------------------
The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the years ended December 31, 2005 and 2004 were $86,534 and $46,170 respectively.

REVENUE RECOGNITION:
--------------------
The Company recognizes revenue from the design production and printing of coupons upon delivery. Revenues from initial franchise fee is recognized when substantially all services or conditions relating to the sale have been substantially performed. Substantially all services or conditions are performed prior to receipt of payment from the franchisee. Franchise support of $150 per quarter and other charges are recognized when billed to the franchisee. Amounts billed or collected in advance of final delivery or shipment are reported as deferred revenue.

IMPAIRMENT OF LONG-LIVED ASSETS:
--------------------------------
The Company reviews the carrying values of its long-lived assets for possible impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists for either of the two years ending December 31, 2005 and 2004.

COMPREHENSIVE INCOME:
---------------------
The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Comprehensive income as defined includes all changes to equity except that resulting from investments by owners and distribution to owners. The Company has no item of comprehensive income to report.

NEW ACCOUNTING PRONOUNCEMENTS:
------------------------------
On December 15, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No 123 (R) requires that all share-based payments to employees, including grants of employee stock options, be accounted for at fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123 (R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company previously adopted the fair-value-based method of accounting for share-based payments under SFAS No. 123 effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 123 (R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As originally issued, SFAS No. 95 required all income tax payments to be classified as operating cash outflows. This statement is effective for fiscal periods beginning after June 15, 2005. The Company is still evaluating the impact of adopting SFAS No. 123 (R).

USE OF ESTIMATES:
-----------------
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES:
-------------
The Corporation uses Statement of Financial Standards No. 109 Accounting for Income Taxes (SFAS No. 109) in reporting deferred income taxes. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for expected future income tax consequences of events that have been recognized in the company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences in financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which temporary differences are expected to reverse.


RISKS AND UNCERTAINTIES:
------------------------
The Company operates in an environment where intense competition exists from other companies. This competition, along with increases in the price of paper, can impact the pricing and profitability of the Company.

The Company at times may have cash deposits in excess of federally insured limits.


ACCOUNTS RECEIVABLE:
--------------------
The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company believes will be uncollectible. Allowance for uncollectible accounts as of December 31, 2005 was $10,641.


CASH AND CASH EQUIVALENTS:
--------------------------
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.


Earnings Per Common Share:
--------------------------
The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Dilated earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilative common shares outstanding during the period. The Company had 1,131,500 and 3,690,000 options issued and outstanding as of December 31, 2005 and 2004 to purchase stock, respectively. The weighted average exercise price was $0.62 and $0.77 at December 31, 2005 and 2004, respectively.


INVENTORIES:
------------
Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

PRINCIPLES OF CONSOLIDATION:
----------------------------
The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiary United Marketing Solutions, Inc. for the years ended December 31, 2005 and 2004. All inter-company balances and transactions have been eliminated in consolidation.


GAIN ON SETTLEMENT OF DEBT:
---------------------------
During 2004, the Company settled its delinquent sales tax obligation with the Virginia Department of Taxation. The settlement resulted in a gain to the company of $188,673.


NOTE 2 - RETIREMENT PLAN
------------------------

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes up to the annual limit set by the Internal Revenue Code. The Corporation contributed $42,154 and $43,054 in matching contributions, net of forfeitures for 2005 and 2004, respectively.

NOTE 3 - NOTES PAYABLE
----------------------

Notes payable at December 31, 2005 consists of:

         Obligation to Bank of America, bearing interest at 6.4% percent per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed. Balance outstanding at December 31, 2005 was $87,591.

         The 5 year schedule of maturities is as follows:

                   2006                         23,730
                   2007                         25,317
                   2008                         27,011
                   2009                         11,533
                   Thereafter                        0
                                             ---------

                                                87,591
                                             =========


NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Future minimum annual lease payments for capital and operating leases as of December 31, 2005 are:

                                 Operating                  Capital

                2006              294,449          38,730

                2007              219,107          38,730

                2008              302,855          30,918

                2009              314,969          12,930

                2010              327,568          12,929

                Total           1,458,948         134,237
                               ==========       =========

Rent expense for the years ended December 31, 2005 and 2004 was $303,917 and $282,640, respectively.

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


NOTE 5 - INCOME TAXES
---------------------

Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Management has provided a valuation allowance for the total net deferred tax assets as of December 31, 2005 and 2004, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

The company filed a consolidated return, with a tax liability of $0 for the year 2005. At December 31, 2005, the Company had net operating loss carry forwards for federal income tax purposes of approximately $2,391,535 which are available to offset future taxable income, if any, on a scheduled basis through 2018.


NOTE 6 - OBLIGATION UNDER CAPITAL LEASE
---------------------------------------

The Company acquired machinery under the provisions of a long-term leases. For financial reporting purposes, minimum lease payments relating to the machinery have been capitalized.

The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of December 31, 2005 are as follows:

         Total minimum lease payments                    $134,239

         Amount representing interest                      20,336
                                                         --------



         Present value of net minimum lease payments      113,903

         Current portion                                   28,699
                                                         --------



         Long-term capital lease obligation              $ 85,204
                                                         ========


NOTE 7 - COMMON STOCK
---------------------

During 2005, the Company issued 1,850,000 shares of common stock, to various officers and directors. As a result the Company recognized $18,500 of expense.


NOTE 8 - NOTE RECEIVABLE
------------------------

On June 30, 2000, the Company executed a promissory note with UNICO, Inc. for $200,000 in conjunction with the sale of Independent News, Inc. During 2005, the Company's management considered the note uncollectible and the unreserved remaining balance of $40,000 was written off.


NOTE 9 - INTANGIBLE ASSETS
--------------------------

Intangible assets consist of the following items:

         Goodwill                                                $ 1,341,850
                                                                 -----------

                                                                   1,341,850

         Less accumulated amortization (Pre January 1, 2002)        (390,717)
                                                                 -----------

         Intangible assets, net                                  $   951,133
                                                                 ===========

NOTE 10 - PUBLIC STOCK LISTING
------------------------------

Next Generation Media Corporation common stock began trading on the OTC Bulletin Board on June 11, 2001, under the symbol NGMC.


NOTE 11 - SEGMENT INFORMATION
-----------------------------

The Company has one reportable segment for the twelve-month periods ended December 31, 2005 and 2004: United Marketing Solutions. United was acquired on April 1, 1999. The entity is a wholly owned subsidiary. United operates a direct mail marketing business. The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segments for the periods ending December 31, 2005 and 2004 are presented below:


YEAR ENDED

DECEMBER 31, 2005        SEGMENT         PARENT       ELIMINATIONS       TOTAL
--------------------------------------------------------------------------------

Revenue                 8,219,717        225,000         225,000       8,219,717

Segment profit/(loss)     103,554        (85,580)              0          17,974

Total assets            2,170,725      1,730,636      (1,431,829)      2,469,532

Revenue                 7,821,762        418,000         418,000       7,821,762

Segment profit/(loss)      83,324        100,136               0         183,460


Total assets            1,958,152      1,647,024      (1,280,200)      2,324,976

NOTE 12 - RECLASSIFICATIONS
---------------------------

Certain amounts on the 2004 financial statements have been reclassified to conform with the 2005 presentation.


NOTE 13 - EMPLOYEE STOCK INCENTIVE PLAN
---------------------------------------

One December 26, 2001, the Company adopted the Employee Stock Incentive Plan authorizing 3,000,000 shares at a maximum offering price of $0.10 per share for the purpose of providing employees equity-based compensation incentives.


NOTE 14 - SUBSEQUENT EVENTS
---------------------------

Subsequent to year end the Company extended the lease for its headquarters for five years.