Form 10QSB
period 2006-03-31
NEXT GENERATION MEDIA CORP
filed 2006-05-15
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2006

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

As of March 31, 2006, the Company had 12,373,397 shares of common stock issued and outstanding.

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

Signature



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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


To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

We have reviewed the condensed consolidated balance sheet of Next
Generation Media Corporation and subsidiary as of March 31, 2006, and the related condensed consolidated statements of income, stockholder's equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Next Generation Media Corporation and subsidiary as of December 31, 2005, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Turner, Jones & Associates, P.L.L.C
Vienna, Virginia
May 5, 2006


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     Next Generation Media Corporation

                  Consolidated Interim Financial Statements

              For The Three Months Ended March 31, 2006 and 2005

                      With Review Report of Independent

                      Registered Public Accounting Firm

                    TURNER, JONES AND ASSOCIATES, P.L.L.C.
                       CERTIFIED PUBLIC ACCOUNTANTS



Table of Contents                                                   Page

Report of Independent Register Public Accounting Firm                  2

Financial Statements

    Condensed Consolidated Balance Sheets                              3

    Condensed Consolidated Statements of Income                        5

    Condensed Consolidated Statements of Cash Flows                    6

    Consolidated Statement of Stockholders' Equity                     7

Notes to Financial Statements                                          9

                    Next Generation Media Corporation
                   Condensed Consolidated Balance Sheet

                               ASSETS



                                                                (Unaudited)               (Audited)
                                                              March 31, 2006          December 31, 2005
CURRENT ASSETS:
Cash and cash equivalents                                     $   548,641             $   610,885
Accounts receivable, net of
    uncollectible accounts                                        351,242                 231,285
Trade notes receivable                                              5,585                  10,637
Inventories                                                       106,062                  60,847
Employee loans and advances                                         2,281                   2,874
Prepaid expenses and other current assets                          32,584                  28,658

Total current assets                                          $ 1,046,395             $   945,186

PROPERTY, PLANT AND EQUIPMENT:
Equipment                                                       1,480,834               1,475,962
Furniture and fixtures                                             79,348                  69,348
Leasehold improvements                                             81,390                  81,390
Computer equipment/software                                       182,197                 192,140
Software development                                              195,961                 157,981
Vehicles                                                            9,200                   9,200

Total property, plant and equipment                             2,028,930               1,986,021

Less: accumulated depreciation                                 (1,499,007)             (1,454,008)

Net property, plant and equipment                                 529,923                 532,013

OTHER ASSETS:
Goodwill                                                          951,133                 951,133
Deposits                                                           41,200                  41,200

Total other assets                                                992,333                 992,333

TOTAL ASSETS                                                  $ 2,568,651             $ 2,469,532

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Obligation under capital leases, current portion                  38,647                   28,699
Notes payable, current portion                                    24,118                   23,730
Accounts payable                                                 267,325                  216,168
Accrued expenses                                                 208,884                  149,519
Pension payable                                                    7,747                   48,519
Sales tax payable                                                  3,827                    1,794

Total current liabilities                                        550,548                  468,429

LONG TERM LIABILITIES:
Obligation under capital leases                                   77,812                   85,204
Notes payable                                                     57,663                   63,861

Total long term liabilities                                      135,475                  149,065

Total liabilities                                                686,023                  617,494

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
   authorized, 12,373,397 issued and outstanding                 123,734                  123,734
Additional paid in capital                                     7,379,744                7,379,744
Accumulated deficit                                           (5,620,850)              (5,651,440)

Total stockholders' equity                                     1,882,628                1,852,038

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     2,568,651                2,469,532



                                   Next Generation Media Corporation
                     Condensed Consolidated Statements of Income - Unaudited



                                                           For The Three Months Ended March 31
                                                              2006                     2005
REVENUES:
Coupon sales, net of discounts                                $ 1,972,640              $ 2,032,520
Franchise fees                                                     53,000                   63,000

Total revenues                                                  2,025,640                2,095,520

Cost of goods sold:                                             1,392,430                1,446,979

Gross margin                                                      633,210                  648,541

General and administrative expenses                               553,873                  567,657
Depreciation and armortization                                     45,000                   37,500

Total operating expenses                                          598,873                  605,157

Gain/(Loss) from operations                                        34,337                   43,384

OTHER INCOME AND (EXPENSES):
Interest expense                                                   (3,502)                  (1,064)
Miscellaneous income                                                 (244)                  14,454
Interest income                                                         -                      454
Gain on disposal of equipment                                           -                    1,500


Total other income (expense)                                       (3,746)                  15,344

Net income                                                         30,591                   58,728

Gain applicable to common shareholders                             30,591                   58,728

Basic gain/(loss) per common share                                 0.0029                   0.0056

Weighted average common shares outstanding                     10,523,397               10,523,397

Diluted gain per common share                                      0.0022                   0.0058

Fully diluted common shares outstanding                        14,213,397               14,213,397


                               Next Generation Media Corporation
              Condensed Consolidated Statements of Cash Flows - Unaudited



<CAPTION
                                                           For The Three Months Ended March 31
                                                              2006                     2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $    30,591              $    58,728
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on disposal                                                        -                   (1,500)
Depreciation                                                       45,000                   37,500
(Increase) decrease in assets:
Accounts & notes receivable                                      (114,905)                (163,550)
Inventories                                                       (45,215)                   8,048
Prepaids and other current assets                                  (3,333)                 (13,941)
Increase (decrease) in liabilities
Accounts and other payables                                        12,420                   96,298
Accrued expenses                                                   59,365                   22,486

Net cash flows (used) by operating activities                     (16,081)                  44,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                (42,909)                 (22,428)
Disposal of property & equipment                                        -                    1,500

Net cash provided/(used) by investing activities                  (42,909)                 (20,928)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under capital lease                                      7,395                        -
Repayment of capital leases, net                                   (4,839)                  (5,480)
Repayment of notes payable                                         (5,810)                  (4,500)

Net cash provided/(used) by financing activities                   (3,254)                  (9,980)

NET INCREASE/(DECREASE) IN CASH                                   (62,244)                  13,161

CASH, BEGINNING OF PERIOD                                         610,885                  395,575

CASH, END OF PERIOD                                           $   548,641              $   408,736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Income taxes                                                            -                        -
Interest                                                            3,502                    1,064



See accompanying notes and accountant's review report

                       Next Generation Media Corporation
                 Consolidated Statements of Stockholders' Equity



                                                               Additional
                                     Common Stock               Paid In          Accumulated
                                  Shares       Amount           Capital            Deficit       Total
Balance December 31, 2005        12,373,397      123,734        7,379,744         (5,651,441)    1,852,037

Net income                                -            -                -             30,591        30,591

                                 12,373,397      123,734        7,379,744         (5,620,850)    1,882,628


UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and its subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended
December 31, 2005.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At March 31, 2006, the Company had approximately 48 active area franchise operations located throughout the United States.

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

Estimated useful lives are as follows:

     Furniture, fixtures and equipment              7-10 years
     Leasehold improvements                           10 years
     Vehicles                                          5 years
     Computer equipment & software                     5 years

Depreciation expense for the three months ended March 31, 2006 and 2005 was $45,000 and $37,500 respectively.

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

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended March 31, 2006 and 2005 was $20,317 and $18,195.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of March 31, 2006.

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

New Accounting Pronouncements:

On December 15, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No 123 (R) requires that all share-based payments to employees, including grants of employee stock options, be accounted for at fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123 (R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company previously adopted the fair-value-based method of accounting for share-based payments under SFAS No. 123 effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 123 (R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As originally issued, SFAS No. 95 required all income tax payments to be classified as operating cash outflows. This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of the standard had no material impact on the Company's financial position or net earnings.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Allowance for uncollectible accounts as of March 31, 2006 and 2005 was $25,641 and $29,313 respectively.

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

As of March 31, 2006, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.


Instrument or Obligation

Stock options outstanding as of March 31, 2006
with a weighted average exercise price per share
of $0.62                                                        1,131,500

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiary as of March 31, 2006.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The company anticipates making a matching contribution for the quarter ended March 31, 2006 of $15,000.00.

NOTE 3 - NOTES PAYABLE

Notes payable at March 31, 2006 consists of:

Obligation to Bank of America, bearing interest at 6.4% percent per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed. Balance outstanding at March 31, 2006 was $81,781.

The 5 year schedule of maturities is as follows:

          2006         $ 17,920
          2007           25,317
          2008           27,011
          2009           11,533
Thereafter
                              0

                       $ 81,781

NOTE 4 - COMMON STOCK

During the three months ended March 31, 2006 and 2005, the Company issued no shares of common stock.

NOTE 5 - EMPLOYEE STOCK INCENTIVE PLAN

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

The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of March 31, 2006 are as follows:

     Total minimum lease payments                         $131,664
     Amount representing interest                           15,205
     Present value of net minimum lease payments           116,459
     Current portion                                        38,647

     Long-term capital lease obligation                   $ 77,812

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

Total revenues in the quarter ended March 31, 2006 were $2,025,640 down slightly from $2,095,520 for the quarter ended March 31, 2005, a decrease of less than 4%. This was due in part to a decrease in national account revenues. The Company has developed a course of action to address this issue.

With the small decrease in revenues for the period came an associated decrease in total cost of goods sold. In the quarter ended March 31, 2006, cost of goods sold was $1,392,430, down from $1,446,979 for the quarter ended March 31, 2005. Nevertheless, the gross margin for each period was 31%, with a gross margins of $633,210 and $648,541 for the quarters ended March 31, 2006 and March 31, 2005 respectively.

Total operating expenses were $598,873 for the quarter ended March 31, 2006, down from $605,157 for the quarter ended March 31, 2005. As a percentage of gross revenues, these expenses remained relatively static as management worked to control costs and eliminate unnecessary expenditures.

Total assets grew increased from $2,469,532 at December 31, 2005 to $2,568,651 at March 31, 2006, primarily due to a growth in current assets from $945,186 at December 31, 2005 to $1,046,395 at March 31, 2006. Total current liabilities increased from $468,429 at December 31, 2005 to $550,548 at March 31, 2006 due in part to short term financing of current liabilities. The company uses credit to manage cash flow and build cash reserves. Finance charges are avoided by paying outstanding balances in full by due dates.

Net cash flows used by operating activities was $16,081 for the three-month period ended March 31, 2006 as compared to net cash flows provided by operating activities of $44,069 for the three-month period ended March 31, 2005.

Net cash used by investing activities was $42,909 for the three-month period ended March 31, 2006, as compared to net cash used by investing activities of $20,928 for the three-month period ended
March 31, 2005.

Net cash used by financing activities was $3,254 for the three-month period ended March 31, 2006 as compared to net cash of $9,980 used by financing activities for the three-month period ended March 31, 2005.

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

Not Applicable.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending March 31, 2006.

ITEM 5.  OTHER INFORMATION.

On May 11, 2006, the Board of Directors approved and executed a new employment agreement with Darryl Reed, CEO and President of Next
Generation Media, Inc. and its subsidiaries. A copy is attached to this Form 10-QSB.

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

10.1    Employment Agreement for Darryl Reed.

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

                                       Next Generation Media Corp.



Dated:  May 11, 2006                   By: /s/ Darryl Reed
                                       Darryl Reed, CEO