Form 10QSB
period 2006-06-30
NEXT GENERATION MEDIA CORP
filed 2006-08-17
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2006

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

As of June 30, 2006, the Company had 12,373,397 shares of common stock issued and outstanding.

                              Table of Contents

                                                                     Page

Review Report of Independent Registered Public Accounting Firm

Condensed Consolidated Interim Financial Statements

    Consolidated Balance Sheets

    Consolidated Statements of Income

    Consolidated Statements of Cash Flows

    Consolidated Statements of Stockholders' Equity

Notes to Financial Statements

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


     We have reviewed the condensed consolidated balance sheet of Next Generation Media Corporation and subsidiary as of June 30, 2006, and the related condensed consolidated statements of income and cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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


s/s Turner, Jones & Associates, PLLC
Turner, Jones & Associates, PLLC
Vienna, Virginia
August 7, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        Next Generation Media Corporation

                            Condensed Consolidated

                          Interim Financial Statements

                      For The Six Months Ended June 30, 2006

                         With Review Report of Independent

                         Registered Public Accounting Firm



                       TURNER, JONES AND ASSOCIATES, P.L.L.C.
                             CERTIFIED PUBLIC ACCOUNTANTS



                          Next Generation Media Corporation
                     Consolidated Statements of Financial Position

                                        ASSETS


                                                               (Unaudited)           (Audited)
                                                                 30-June             December 31,
                                                                  2006                   2005
CURRENT ASSETS:
Cash and cash equivalents                                       $   661,137          $   610,885
Accounts receivable, net of allowance
    for uncollectible accounts                                      364,408              231,285
Trade notes receivable                                                    -               10,637
Inventories                                                          73,125               60,847
Employee loans and advances                                               -                2,874
Prepaid expenses & other current assets                              31,175               28,658

Total current assets                                              1,129,845              945,186

PROPERTY, PLANT AND EQUIPMENT:
Equipment                                                         1,501,829            1,475,962
Furniture and fixtures                                               79,348               69,348
Leasehold improvements                                               81,390               81,390
Computer equipment/software                                         184,996              192,140
Software development                                                195,961              157,981
Vehicles                                                              9,200                9,200

Total property, plant and equipment                               2,052,724            1,986,021

Less accumulated depreciation                                    (1,544,007)          (1,454,008)

Net property, plant and equipment                                   508,717              532,013

Intangibles, net of accumulated amortization                        951,133              951,133
Deposits                                                             41,200               41,200

Total other assets                                                  992,333              992,333

TOTAL ASSETS                                                    $ 2,630,895          $ 2,469,532

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Obligation under capital leases, current portion                $    42,840          $    28,699
Notes payable, current portion                                       24,511               23,730
Accounts, accrued expenses  and other payables                      427,543              365,687
Customer deposits                                                   201,026                    -
Sales tax payable                                                     4,146                1,794
Pension payable                                                      29,783               48,519

Total current liabilities                                           729,849              468,429

LONG TERM LIABILITIES:
Obligation under capital lease                                       86,657               85,204
Notes payable, less current portion                                  51,393               63,861

Total long term liabilities                                         138,050              149,065

Total liabilities                                                   867,899              617,494

STOCKHOLDERS' EQUITY  :
Common stock, $.01 par value, 50,000,000 shares
authorized 12,373,397 issued and outstanding, respectively          123,734              123,734

Additional paid in capital                                        7,379,744            7,379,744
Accumulated deficit                                              (5,740,482)          (5,651,440)

Total stockholders' equity                                        1,762,996            1,852,038

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                       $ 2,630,895          $ 2,469,532



                        See accompanying notes and accountant's review report

                                Next Generation Media Corporation
                  Condensed Consolidated Statement of Income (Unaudited)



                                                For the Three Months Ended     For the Six Months Ended
                                                  June 30,      June 30,         June 30,     June 30,
                                                    2006         2005             2006         2005
Revenues:
Sales, net of discounts                        $ 2,146,121       $ 2,107,838      $ 4,118,765  $ 4,157,245
Franchise fees                                      36,000            64,000           89,000      127,000

Total revenues                                   2,182,121         2,171,838        4,207,765    4,284,245

Cost of Goods Sold:                              1,744,886         1,514,019        3,137,316    2,930,077

Gross margin                                       437,235           657,819        1,070,449    1,354,168

General and administrative expenses                522,816           626,217        1,076,689    1,224,716
Depreciation                                        45,000            37,500           90,000       75,000
Total operating expenses                           567,816           663,717        1,166,689    1,299,716

Gain/(Loss) from operations                       (130,581)           (5,898)         (96,240)      54,452

Other income and (expenses):
Interest income                                          -               535                -          989
Miscellaneous income(expense)                       15,685            36,851           15,266       34,339
Gain on disposal of equipment                            -                 -                -        1,500
Interest expense                                    (4,566)           (2,726)          (8,068)      (3,790)

Total other income (expense)                        11,119            34,660            7,198       33,038

Net income                                        (119,462)           28,762          (89,042)      87,490

Gain applicable to common shareholders            (119,462)           28,762          (89,042)      87,490

Basic gain/(loss) per common share                  -0.010             0.003           -0.007         0.008

Weighted average common shares outstanding      12,215,842        10,523,397       12,215,842   10,523,397

Diluted gain per common share                          N/A             0.002              N/A        0.006

Fully diluted common shares outstanding         13,347,342        14,213,397       13,347,342   14,213,397


                         See accompanying notes and accountant's review report


                                    Next Generation Media Corporation
                                   Statement of Cash Flows - Unaudited
                                         For The Six Months Ended

                                                               30-June                30-June
                                                                2006                   2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                              $  (89,042)            $    87,490
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                      90,000                  75,000
(Increase) decrease in assets
Accounts & notes receivable                                      (133,123)               (101,195)
Inventories                                                       (12,278)                  5,187
Prepaids and other current assets                                  10,994                  10,162
Increase (decrease) in liabilities
Accounts and other payables                                        45,472                  87,619
Customer deposits                                                 201,026                 135,369

Net cash flows (used) by operating activities                     113,049                 299,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property and equipment                                      -                   1,500
Purchase of property and equipment, net                           (66,703)               (128,181)

Net cash provided/(used) by investing activities                  (66,703)               (128,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under Capital leases                                    28,390                 100,969
Repayment of capital leases                                       (12,797)                 (7,670)
Repayment of notes payable                                        (11,687)                (12,928)

Net cash provided/(used) by financing activities                    3,906                  80,371

NET INCREASE/(DECREASE) IN CASH                                    50,252                 251,822

CASH, BEGINNING OF PERIOD                                         610,885                 395,575

CASH, END OF PERIOD                                               661,137                 647,397

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income taxes                                                            -                       -
Interest                                                            8,068                   3,790

                See accompanying notes and accountant's review report


                                Next Generation Media Corporation
                 Consolidated Statements of Stockholders' Equity-Unaudited



                                                                  Additional
                                        Common Stock               Paid In       Accumulated
                                    Shares        Amount           Capital          Deficit       Total
<
Balance: December 30, 2004         10,523,397      105,234         7,379,744      (5,669,414)   $1,815,564

Shares issued                       1,850,000       18,500                                          18,500

Net Income                                                                            17,974        17,974

Balance: December 31, 2005         12,373,397      123,734         7,379,744      (5,651,440)   $1,852,038

Net Income                                                                           (89,042)      (89,042)

Balance June 30 2006               12,373,397   123,734.00         7,379,744      (5,740,482)   $1,762,996


                See accompanying notes and accountant's review report

                        UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and it's subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-KSB.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At June 30, 2006, the Company had approximately 42 active area franchise operations located throughout the United States.
Property and Equipment:

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

Estimated useful lives are as follows:

     Furniture, fixtures and equipment                  7-10 years
     Leasehold Improvements                               10 years
     Vehicles                                              5 years
     Computer & Software                                   5 years

Depreciation expense for the three months ended June 30, 2006 and 2005 was $45,000 and $37,500, respectively.

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

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended June 30, 2006 and 2005 was $29,833 and $32,446.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of June 30, 2006.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Allowance for uncollectible accounts as of June 30, 2006 and 2005 was $27,973 and $44,313 respectively.

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

Earnings Per Common Share:

As of June 30, 2006, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation

Stock options outstanding as of June 30, 2006
with a weighted average exercise price per shareof $0.39         1,631,500

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of June 30, 2006.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. Accrued contributions for the quarter ended June 30, 2006 are $29,783.

NOTE 3 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:

Notes payable at June 30, 2006 consists of:

Obligation to Bank of America, bearing interest at 6.4% percent per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed. Balance outstanding at June 30, 2006 was $75,904.

The 5 year schedule of maturities is as follows:

     2006                   $ 12,043
     2007                     25,317
     2008                     27,011
     2009                     11,533
     Thereafter                    0

                            $ 75,904

NOTE 4 - COMMON STOCK

During the three months ended June 30, 2006 and 2005, the Company issued no shares of common stock.

NOTE 5 - EMPLOYEE STOCK INCENTIVE PLAN

On December 26, 2001, the Company adopted the Employee Stock
Incentive Plan authorizing 3,000,000 shares at a maximum offering price of $0.10 per share for the purpose of providing employees equity-based compensation incentives. The Company issued no shares under the plan during the periods.

Pursuant to an employment agreement dated May 11, 2006, the Company authorized the issuance of 500,000 options to purchase its' common stock at $.10 per share to the President/Chief Executive Officer.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Future minimum annual lease payments for capital and operating leases as of June 30, 2006 are:

                               Operating              Capital

     2006                        147,225               22,431
     2007                        219,107               44,862
     2008                        302,855               37,050
     2009                        314,969               19,062
     2010                        327,568               12,307
     Thereafter                        0                    0
     Total                     1,311,724              135,712

Rent expense for the quarters ended June 30, 2006 and 2005 were $70,227 and $67,525.

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

The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of June 30, 2006 are as follows:

     Total minimum lease payments                                  $135,712
     Amount representing interest                                     6,215
     Present value of net minimum lease payments                    129,497
     Current portion                                                 42,840
     Long-term capital lease obligation                            $ 86,657

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

Total revenues in the quarter ended June 30, 2006 were $2,182,121 up slightly from $2,171,838 for the quarter ended June 30, 2005. A decrease in national accounts revenues contributed to a smaller gain than expected for the quarter. The company has acted quickly to address this issue by partnering with a leader in the national account industry to increase national account revenues. In addition, the company has focused on internal systems and processes to being ramping up new franchise sales. As such, we are aggressively looking to hire talented and experienced individuals to ramp up franchise sales immediately. We expect to hire one or two experienced employees by the end of August. We have also determined that some aspects of production can be run in a more efficient manner and therefore the company will invest in the procurement of new production equipment. It is expected that this should increase gross margin to the company's product sales. The new production equipment acquisitions will occur during 2006.

Total cost of goods sold in the quarter ended June 30, 2006 were $1,744,886, up from $1,514,019 for the quarter ended June 30, 2005.
This increase is a result of higher paper and fuel cost. This has resulted in a decrease in gross margin from 30% for the quarter ended June 30, 2005 to 20% for the quarter ended June 30, 2006, with a gross margin of $437,235 and $657,819 for the quarters ended June 30, 2006 and June 30, 2005, respectively. The company has focused its efforts on the continual streamlining of the production process, and upon the identification of any inefficiencies, the company will make the necessary production changes as identified.

Total operating expenses were $567,816 for the quarter ended June 30, 2006, down from $663,717 for the quarter ended June 30, 2005. This represents a decrease of 14% as management worked to reduce costs and eliminate unnecessary expenditures.

Total assets grew increased from $2,469,532 at December 31, 2005 to $2,630,895 at June 30, 2006, primarily due to a growth in current assets from $945,186 at December 31, 2005 to $1,129,845 at June 30, 2006. Total current liabilities increased from $617,494 at December 31, 2005 to $867,899 at June 30, 2006 due in part to and increase of $201,026 in customer deposits.

Net cash flows provided by operating activities were $113,049 for the three-month period ended June 30, 2006 as compared to net cash flows provided by operating activities of $299,632 for the three-month period ended June 30, 2005.

Net cash used by investing activities was $66,703 for the three-month period ended June 30, 2006, as compared to net cash used by investing activities of $128,181 for the three-month period ended June 30, 2005.

Net cash provided by financing activities was $3,906 for the three-month period ended June 30, 2006 as compared to $80,371 for the three-month period ended June 30, 2005.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing may be required in order to meet the Company's potential cash flow deficits from operations. As previously mentioned, the Company has obtained financing in the form of equity in order to provide the necessary working capital. The Company currently has no other commitments for financing. There are no assurances the Company will be successful in raising the funds required.

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

Uncertainly of future results

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending June 30, 2006.

ITEM 5.  OTHER INFORMATION.

Not Applicable.

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

                                       Next Generation Media Corp.

Dated:  August 14, 2006                By: /s/ Darryl Reed
                                       Darryl Reed, CEO