Form 10QSB
period 2006-09-30
NEXT GENERATION MEDIA CORP
filed 2006-11-14
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2006

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

As of September 30, 2006, the Company had 12,373,397 shares of common stock issued and outstanding.

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


     We have reviewed the condensed consolidated balance sheet of Next Generation Media Corporation and subsidiary as of September 30, 2006, and the related condensed consolidated statements of income and cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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


s/s Turner, Jones & Associates, PLLC
Turner, Jones & Associates, PLLC
Vienna, Virginia
November 8, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         Next Generation Media Corporation

                             Condensed Consolidated

                           Interim Financial Statements

                    For The Nine Months Ended September 30, 2006

                        With Review Report of Independent

                         Registered Public Accounting Firm


                                         TURNER, JONES AND ASSOCIATES, P.L.L.C.
                                             CERTIFIED PUBLIC ACCOUNTANTS


                         Next Generation Media Corporation
                  Consolidated Statements of Financial Position

                                     ASSETS

                                            (Unaudited)             (Audited)
                                               30-Sep              December 31,
                                               2006                   2005

CURRENT ASSETS:
Cash and cash equivalents                    $    436,538          $  610,885
Accounts receivable, net of allowance
    for uncollectible accounts                    368,568             231,285
Trade notes receivable                                  -              10,637
Inventories                                        84,622              60,847
Employee loans and advances                             -               2,874
Prepaid expenses & other current assets            66,669              28,658

Total current assets                              956,397             945,186

PROPERTY, PLANT AND EQUIPMENT:
Equipment                                       1,501,829           1,475,962
Furniture and fixtures                             79,348              69,348
Leasehold improvements                             81,390              81,390
Computer equipment/software                       219,459             192,140
Software development                              195,961             157,981
Vehicles                                            9,200               9,200

Total property, plant and equipment             2,087,187           1,986,021

Less accumulated depreciation                  (1,589,007)         (1,454,008)

Net property, plant and equipment                 498,180             532,013

Intangibles, net of accumulated amortization      951,133             951,133

Deposits                                                -              41,200

Total other assets                                951,133             992,333

TOTAL ASSETS                                  $ 2,405,710         $ 2,469,532

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Obligation under capital leases, current
Portion                                       $    44,332         $    28,699
Notes payable, current portion                     25,066              23,730
Accounts, accrued expenses  and other
Payables                                          347,004             365,687
Customer deposits                                 186,455                   -
Sales tax payable                                  12,071               1,794
Pension payable                                    13,378              48,519

Total current liabilities                         628,306             468,429

LONG TERM LIABILITIES:
Obligation under capital lease                     96,473              85,204
Notes payable, less current portion                44,866              63,861

Total long term liabilities                       141,339             149,065

Total liabilities                                 769,645             617,494

STOCKHOLDERS' EQUITY  :
Common stock, $.01 par value, 50,000,000 shares
   authorized 12,373,397
   issued and outstanding, respectively           123,734             123,734
Additional paid in capital                      7,379,744           7,379,744
Accumulated deficit                            (5,869,227)         (5,651,440)

Total stockholders' equity                      1,634,251           1,852,038

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 2,403,896         $ 2,469,532

              See accompanying notes and accountant's review report

                           Next Generation Media Corporation
               Condensed Consolidated Statement of Income (Unaudited)



                                           For the Three Months Ended       For the Nine Months Ended
                                         September 30,     September 30,   September 30,     September 30,
                                             2006             2005            2006               2005
Revenues:
Sales, net of discounts                  $ 1,972,240       $ 2,128,298     $ 6,091,001       $ 6,317,474
Franchise fees                                     -            66,000          89,000           193,000

Total revenues                             1,972,240         2,194,298       6,180,001         6,510,474

Cost of Goods Sold:                        1,538,625         1,501,507       4,675,941         4,431,584

Gross margin                                 433,615           692,791       1,504,060         2,078,890

General and administrative expenses          536,789           647,074       1,613,478         1,871,789
Depreciation                                  45,000            37,500         135,000           112,500

Total operating expenses                     581,789           684,574       1,748,478         1,984,289

Gain/(Loss) from operations                 (148,174)            8,217        (244,418)           94,601

Other income and (expenses):
Interest income                                    -               496               -                 -
Gain/Loss on legal settlement                      -                 -               -             2,405
Miscellaneous income(expense)                 24,002                (3)         39,445             1,485
Gain on disposal of equipment                      -                 -               -             1,500
Interest expense                              (4,746)           (3,696)        (12,814)           (7,486)

Total other income (expense)                  19,256            (3,203)         26,631            (2,096)

Net income                                  (128,918)            5,014        (217,787)           92,505

Gain applicable to common shareholders      (128,918)            5,014        (217,787)           92,505

Basic gain/(loss) per common share            -0.010             0.000          -0.018             0.007

Weighted average common shares
outstanding                               12,373,397        12,373,397      12,373,397        12,373,397

Diluted gain per common share                    N/A               N/A             N/A             0.007

Fully diluted common shares outstanding   13,347,342        13,504,897      13,347,342        13,504,897


                 See accompanying notes and accountant's review report

                            Next Generation Media Corporation
                           Statement of Cash Flows - Unaudited
                                For The Nine Months Ended

                                                       30-Sep          30-Sep
                                                        2006            2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                      $  (217,787)   $ 92,505

Adjustments to reconcile net
income to net cash provided by operating
activities:
Gain on disposal                                                 -      (1,500)
Depreciation and amortization                              134,999     112,500
(Increase) decrease in assets
Accounts & notes receivable                               (137,283)   (147,944)
Inventories                                                (23,775)     16,429
Prepaids and other current assets                          (24,500)     (7,443)
Deposits                                                    41,200           -

Increase (decrease) in liabilities
Accounts and other payables                                (43,547)    247,246
Customer deposits                                          186,455           -

Net cash flows provided(used) by
  operating activities                                     (84,238)    311,793

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property and equipment                               -       1,500
Purchase of property and Equipment, net                   (101,166)   (130,954)

Net cash provided/(used) by investing activities          (101,166)   (129,454)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued for services                                       -      18,500
Borrowings under notes payable and capital leases           53,524     100,990
Repayment of notes payable & capital leases                (42,467)    (33,556)

Net cash provided/(used) by financing activities            11,057      85,934

             See accompanying notes and accountant's review report


                      Next Generation Media Corporation
          Consolidated Statements of Stockholders' Equity-Unaudited



                                                             Additional
                                      Common Stock            Paid In         Accumulated
                                    Shares     Amount         Capital           Deficit        Total
Balance: December 30, 2004        10,523,397    105,234       7,379,744        (5,669,414)    $ 1,815,564

Shares issued                      1,850,000     18,500                                       $    18,500

Net Income                                                                         17,974          17,974

Balance: December 31, 2005        12,373,397    123,734       7,379,744        (5,651,440)    $ 1,852,038

Net Income                                                                       (217,787)       (217,787)

Balance September 30, 2006        12,373,397    123,734       7,379,744        (5,869,227)    $ 1,634,251


                    See accompanying notes and accountant's review report



                             Next Generation Media Corporation
                          Notes to Financial Statements - Unaudited
                                   September 30, 2006


UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and its subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading. You should read these interim consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-KSB.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At September 30, 2006, the Company had approximately 38 active area franchise operations located throughout the United States.
Property and Equipment:

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

Estimated useful lives are as follows:

Furniture, fixtures and equipment                      7-10 years
Leasehold Improvements                                   10 years
Vehicles                                                  5 years
Computer & Software                                       5 years

Depreciation expense for the three months ended September 30, 2006 and 2005 was $45,000 and $37,500, respectively.

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

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended September 30, 2006 and 2005 was $26,452 and $16,055.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of September 30, 2006.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Allowance for uncollectible accounts as of September 30, 2006 and 2005 was $21,651 and $52,913 respectively.

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

Earnings Per Common Share:

As of September 30, 2006, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation

Stock options outstanding as of September 30, 2006
with a weighted average exercise price per share of $0.39         1,631,500

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries as of September 30, 2006.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code.
Accrued contributions for the quarter ended September 30, 2006 are $45000.

NOTE 3 - NOTES PAYABLE AND LINE OF CREDIT

Notes payable consists of the following:

Notes payable at September 30, 2006 consists of:

Obligation to Bank of America, bearing interest at 6.4% percent per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed. Balance outstanding at September 30, 2006 was $70,167.

The 5 year schedule of maturities is as follows:

                       2006              $ 5,842
                       2007               25,318
                       2008               27,011
                       2009               11,761
                       Thereafter              0

                                         $69,932

NOTE 4 - COMMON STOCK

During the nine months ended September 30, 2006 and 2005, the Company issued zero and 1,850,000 shares of common stock respectively.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Future minimum annual lease payments for capital and operating leases as of September 30, 2006 are:

                           Operating          Capital
     2006                    110,419           13,941
     2007                    219,107           55,770
     2008                    302,855           47,958
     2009                    314,969           27,243
     2010                    327,568           14,863
     Thereafter                    0                0
     Total                 1,274,918          159,775

Rent expense for the quarters ended September 30, 2006 and 2005 were $70,227 and $67,526.

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

The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of September 30, 2006 are as follows:

     Total minimum lease payments                      $ 159,775
     Amount representing interest                         18,970
     Present value of net minimum lease payments         140,805
     Current portion                                      44,332
     Long-term capital lease obligation                $  96,473

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

Total revenues in the quarter ended September 30, 2006 were $1,972,240, down slightly from $2,128,298 for the quarter ended September 30, 2005. The company has entered into a partnership with Leon Henry, Inc., a leader in the insert media marketing industry. This partnership is a cost effective means for the company to increase its market penetration for national advertising revenues. The company has increased its financial commitment for marketing and advertising to boost franchise sales. The company will continue to offer incentive programs designed to facilitate growth of existing franchises.

Total cost of goods sold in the quarter ended September 30, 2006 were $1,538,625, up from $1,501,507 for the quarter ended September 30, 2005. The cost of raw materials, i.e., paper and envelopes, used in the production of the entire product line, continue to increase. The company has invested, in the last twenty-four months, approximately $700,000, in both Information Technology and equipment solutions, to contain rising labor and material costs and expects to start realizing a return on the investment in 2007. Total gross margins were $433,615 and $692,791 for the quarters ended September 30, 2006 and September 30, 2005 respectively.

Total operating expenses were $581,789 for the quarter ended
September 30, 2006, down from $647,074 for the quarter ended
September 30, 2005. This represents a decrease of 11% as management worked to reduce costs and eliminate unnecessary expenditures.

The company has terminated two senior executives that failed to produce results to the level that the company anticipated. The company has since replaced these two positions with individuals who the company believes can meet its stated sales goals and development of current franchise network. These individuals have already begun to demonstrate their capabilities in these critical areas. The company remains committed to the goal of acquiring twenty new franchises annually.

Total assets decreased slightly from $2,469,532 at December 31, 2005 to $2,405,710 at September 30, 2006, primarily due to a decrease in cash and cash equivalents. Total current liabilities increased from $617,494 at December 31, 2005 to $769,645 at September 30, 2006 due
in part to an increase of $186,455 in customer deposits.

Net cash flows used by operating activities were $84,238 for the three-month period ended September 30, 2006 as compared to net cash flows provided by operating activities of $311,793 for the three-month period ended September 30, 2005.

Net cash used by investing activities was $101,166 for the three-month period ended September 30, 2006, as compared to net cash used by investing activities of $129,454 for the three-month period ended September 30, 2005.

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending September 30, 2006.

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

                                       Next Generation Media Corp.

Dated:  November 14, 2006              By: /s/ Darryl Reed
                                       Darryl Reed, CEO