Form 10KSB
period 2006-12-31
NEXT GENERATION MEDIA CORP
filed 2007-04-02
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549

                                      FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

     The Company had $7,950,303 in revenue for the fiscal year ended on December 31, 2006. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 29, 2007: Common Stock, par value $0.001 per share -- $398,597. As of December 31,
2006, the Company had 12,373,397 shares of common stock issued and outstanding, of which 6,511,672 were held by non-affiliates.

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

Employees

As of December 31, 2006, the Company, through United, had approximately 67 employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's principal executive and administrative offices are located at 7644 Dynatech Court, Springfield, Virginia 22153. The current rent for 2007 for this facility is $218,770, has built in increases per year of four percent (4%) and has a term set to expire in 2012. The Company considers these offices to be adequate and suitable for its current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last quarter of fiscal year-ended December 2006, the Company did not submit any matters to a vote of security holders.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2006

                                                      High           Low

Quarter Ended December 31, 2006                       0.10           0.055
Quarter Ended September 30, 2006                      0.17            0.08
Quarter Ended June 30, 2006                           0.09            0.08
Quarter Ended March 31, 2006                          0.14            0.07

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2005

                                                      High           Low

Quarter Ended December 31, 2005                       0.16           0.057
Quarter Ended September 30, 2005                      0.19           0.115
Quarter Ended June 30, 2005                           0.15            0.11
Quarter Ended March 31, 2005                          0.40           0.125

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

Holders of Common Equity

As of March 29, 2007, there were approximately 600 shareholders of record of the Company's common stock.

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

Comparison of the Year Ended December 31, 2006 with the Year Ended December 31, 2005

During the year ending December 31, 2006 the Company experienced a decrease in revenues of 3.3%, with sales of $8,219,717 in 2005 compared to $7,950,303 in the year ending December 31, 2006. Core product (cooperative envelope) revenue targets were achieved in 2006.The decline in 2006 revenue was a result of lower than expected performance from national inserts and franchise sales. The company has entered into a partnership with Leon Henry, Inc., a leader in the insert media marketing industry. This partnership is a cost effective means for the company to increase its market penetration for national advertising revenues. Preliminary national insert revenue projections for 2007 indicate incremental increases over 2006 results. The company has increased its commitment for marketing and advertising to boost franchise sales. The company will continue to offer incentive programs designed to facilitate growth of existing franchises, and will also continue to evaluate the staffing requirements necessary to achieve network growth projections.

Cost of revenues consists of materials, labor costs and applied overhead expenses. The cost of revenues as a percentage of net revenues were up from 75% for the year ended December 31, 2006 compared to 71% in the year ended December 31, 2005, from $5,989,048 in 2006 to $5,806,010 in 2005. This rise was due to the continuing increase in the cost of materials and growth in direct labor costs. While the cost of goods sold percentage will fluctuate from quarter to quarter and year to year as overhead expenses and labor ratios change, the Company is taking steps to lower costs. The growth in direct labor costs led to the acquisition and implementation of workflow software which should help contain future production staffing requirements. Additionally, the Company is in the process of acquiring printing equipment that should also directly influence cost containment. The Company will continue to seek production solutions that will maximize workflow and achieve favorable cost of goods ratios.

General and administrative (operating) expenses decreased during 2006 from $2,409,789 in 2005 as compared to $2,033,875 in 2006 as management worked to control expenses. Incremental savings were achieved with the outsourcing of the national insert program. Additional cost containment was realized from the transition period for some management positions and the capitalization of the internal costs included in the design and development of critical software solutions.

Net Income (Loss)

The Company realized net income of $24,034 for the year ended
December 31, 2006 as compared to $17,974 for the year ended December
31, 2005.

Liquidity and Capital Resources

The Company has relied primarily on funds generated from revenues, the issuance of common stock and use of its line of credit to finance its operations and expansion. Cash and cash equivalents at December 31, 2005 were $610,885 as compared to $181,196 at December 31, 2006.
The net cash flows provided used by operating activities was $97,245, as compared to net cash flows provided by operating activities of $473,339 as of December 31, 2005. The net cash flows used by investing activities was $419,426, as compared to the net cash flows used by investing activities as of December 31, 2005 of 365,079. The Company has used its working capital to finance ongoing operations and the marketing of its products.

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

ITEM 7. FINANCIAL STATEMENTS.

Comparative Audited Financial Statements as of and for the year ended December 31, 2006, and for the year ended December 31, 2005 are presented in a separate section of this report following Part IV.

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

Fernando Mathov, Director

Mr. Mathov was appointed to the Board of Directors in February 2003. He possesses an extensive background as a project manager, systems engineer and consultant in the telecommunications industry with various companies. Currently Mr. Mathov holds two positions, as a Technical Solutions Manager from 1997 to the present at Media and Entertainment Vertical EMC Corporation, and as a Project Manager at
Informix Software    from 1994 to the present.  Mr. Mathov has a BS
in Computer Science (1989) and an MBA in Management Science (1991), both from Virginia Polytechnic Institute and State University.
(b)  Compliance with Section 16(a) of the Exchange Act.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on a review of the fiscal year ended December 31, 2006 and subsequently, the Company is unaware that any required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2006 and prior.

                            Summary Compensation Table



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#) (4)       ($)       ($)
   (a)          (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)
Darryl Reed,   2006     205,3340     0         0                0             0            0        0
President      2005     199,650      0         0          $10,000     1,000,000            0        0
               2004     180,000      0         0                0             0            0        0




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2006 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of      Name and Address of              Amount and Nature    Percent of
    Class       Beneficial Owner                  of Beneficial       Class
                     (1)                         Ownership (2)

Common Stock    Darryl Reed                       3,008,965            24.3%

Common Stock    Leon Zajdel                         478,747             3.9%

Common Stock    Melissa Marsden                     100,000             1.0%

Common Stock    Fernando Mathov                     100,000             1.0%

Common Stock    Christopher Boeman                1,981,433            15.6%
                1827 E. 298th St.
                Wickliffe, OH  44092

                All five persons
                listed above, together            5,669,146            45.8%

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

Other Benefit Plans

401(k) Plan. The Company makes available a 401(k) Savings Plan (the "401(k) Plan"), a federally-qualified, tax-deferred plan administered by a third party. The 401(k) Plan provides participants with savings or retirement benefits based on employee deferrals of compensation, as well as any matching and other discretionary contributions made by the Company. Employees are eligible to participate in the 401(k) Plan when they complete one month of service with the Company and have attained the age of 18. The employee can defer up to 15% of the compensation amount earned within a calendar year, not to exceed the ceiling set forth annually by the Internal Revenue Service. The Company matches the employee's contribution to the 401(k) Plan $.50-for-$1.00 up to 6% of the employee's annual salary. Participants become vested in any employer contributions to the 401(k) Plan after two years of service at a rate of 20% for each completed year of service. A participant is always 100% vested in his or her salary reduction contributions to the 401(k) Plan.

Stock Option Plan.

The Company has also filed a Stock Option Plan for Employees on Form S-8 in December 2001. The Company had not issued any Stock Options pursuant to the Plan included therein to any employees as of December 31, 2006.

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

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Financial Statements

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the years ended December 31, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                      December 31, 2006      December 31, 2005

(i)   Audit Fees                          $45,000                  $45,000
(ii   Audit Related Fees                  $     0                  $     0
(iii) Tax Fees                            $     0                  $     0
(iv)  All Other Fees                      $     0                  $     0

      Total fees                          $45,000                  $45,000

AUDIT FEES. The Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

TAX FEES. Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There were no charges for tax services provided in fiscal 2006 or 2005.

ALL OTHER FEES. All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

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

Signature                          Title                        Date

/s/Darryl Reed               President, Secretary,          March 29, 2007
Darryl Reed                  Director

/s/Olin Greene               Treasurer                      March 29, 2007
Olin Greene

/s/Melissa Held Marsden      Director                       March 29, 2007
Melissa Held Marsden

/s/ Fernando Mathov          Director                       March 29, 2007
Fernando Mathov

/s/ Leon Zajdel              Chairman of the Board          March 29, 2007
Leon Zajdel

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

                        DECEMBER 31, 2006 AND 2005

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

                            Index to Financial Statements

                                                                      Page

Report of Independent Registered Public Accounting Firm

Financial Statements

   Balance Sheet

   Statements of Income

   Statements of Stockholders' Equity

   Statements of Cash Flows

Notes to Financial Statements

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


                REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

     We have audited the accompanying consolidated balance sheet of Next Generation Media Corporation (a Nevada Incorporation) as of December 31, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Media Corporation as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


                                  /s/ Turner, Jones & Associates, P.L.L.C

                                                         Vienna, Virginia

                                                            March 1, 2007


                         Next Generation Media Corporation

                                  and Subsidiary

                         Consolidated Financial Statements

                   For The Years Ended December 31, 2006 and 2005

                         With Audit Report of Independent

                         Registered Public Accounting Firm

                       TURNER, JONES AND ASSOCIATES, P.L.L.C.
                             CERTIFIED PUBLIC ACCOUNTANTS


                           Next Generation Media Corporation
                              Consolidated Balance Sheet
                               As of December 31, 2006

                                       ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                       $     181,196

Accounts receivable, net of
    uncollectible accounts of $22,588                                 166,325

Inventories                                                            97,434

Employee loans and advances                                             1,883

Prepaid expenses and other current assets                              25,103

Total current assets                                            $     471,941

PROPERTY, PLANT AND EQUIPMENT:
Equipment                                                           1,143,943

Furniture and fixtures                                                 38,757

Leasehold improvements                                                107,300

Computer equipment/software                                           329,917

Software development                                                  411,391

Vehicles                                                                9,200

Total property, plant and equipment                                 2,040,508

Less: accumulated depreciation                                       (973,071)

Net property, plant and equipment                                   1,067,437

OTHER ASSETS:
Goodwill                                                              951,133

Deposits                                                               41,200

Total other assets                                                    992,333

TOTAL ASSETS                                                     $  2,531,711

               See accompanying notes and accountant's audit report


                          Next Generation Media Corporation
                             Consolidated Balance Sheet
                               As of December 31, 2006
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Obligation under capital leases, current portion                 $    46,871

Notes payable, current portion                                        25,317

Line of credit                                                       100,000

Accounts payable                                                     203,670

Accrued expenses                                                     127,891

Pension payable                                                       34,264

Sales tax payable                                                      1,338

Total current liabilities                                      $     539,351

LONG TERM LIABILITIES:
Obligation under capital leases                                $      79,563

Notes payable                                                  $      36,725

Total long term liabilities                                    $     116,288

Total liabilities                                              $     655,639

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
   authorized, 12,373,397 issued and outstanding                     123,734

Additional paid in capital                                         7,379,744

Accumulated deficit                                               (5,627,406)

Total stockholders' equity                                         1,876,072

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    2,531,711

                 See accompanying notes and accountant's audit report


                           Next Generation Media Corporation
                           Consolidated Statements of Income
                    For The Years Ended December 31, 2006 and 2005

                                                        2006          2005

REVENUES:
Coupon and postage sales, net of discounts           $ 7,861,303   $ 8,017,717

Franchise fees                                            89,000       202,000

Total revenues                                       $ 7,950,303   $ 8,219,717

COST OF GOODS SOLD                                   $ 5,989,048   $ 5,806,010

GROSS MARGIN                                         $ 1,961,255   $ 2,413,707

OPERATING EXPENSES:
General and Administrative                             1,934,394     2,245,916

Depreciation and amortization                             99,481       163,873

Total operating expense:                               2,033,875     2,409,789

Income (Loss) from operations                            (72,620)        3,918

OTHER INCOME AND EXPENSES:
Other income (expense)                                   102,318        21,711

Interest expense                                         (13,464)       (9,155)

Gain on sale of equipment                                  7,800         1,500

Total other income (expense)                              96,654        14,056

Income (Loss) before provision for income tax             24,034        17,974

Provision for income tax                                       -             -

Net income                                                24,034        17,974

Income (loss) applicable to common shareholders           24,034        17,974

Basic income/(loss) per common share                        0.00         0.00

Weighted average common shares outstanding            12,373,397   12,215,842

Diluted income/(loss) per common share                      0.00         0.00

Fully diluted common shares outstanding               13,504,897   13,347,342

                See accompanying notes and accountant's audit report


                           Next Generation Media Corporation
                   Consolidated Statements of Stockholders' Equity



                                                              Additional
                                            Common Stock       Paid-In      Accumulated
                                         Shares      Amount    Capital         Deficit         Total
December 31, 2004                    10,523,397     105,234    7,379,744     (5,669,414)      1,815,564

Net Income                                    -           -            -         17,974          17,974

Shares issued                         1,850,000      18,500            -              -          18,500

Balance December 31, 2005            12,373,397     123,734    7,379,744     (5,651,440)      1,852,038

Net income                                    -           0            -         24,034          24,034

Balance December 31, 2006            12,373,397     123,734    7,379,744     (5,627,406)      1,876,072




                        See accompanying notes and accountant's audit report

                                  Next Generation Media Corporation
                                     Statements of Cash Flows
                       For The Years Ended December 31, 2006 and 2005

                                                      2006          2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $   24,034    $   17,974

Adjustments to reconcile net income to net cash
provided by operating activities:
Stock issued for services                                       -       18,500

Gain on sale                                               (7,800)      (1,500)

Depreciation and amortization                              99,802      161,995

(Increase)/decrease in assets
Receivables                                              (143,040)    237,026

Inventories                                               (36,587)     42,533

Prepaids and other current assets                          15,183      (4,221)

Increase/(decrease) in liabilities
Accounts payable                                          (12,498)     47,063

Accrued expenses                                          (21,628)    (56,487)

Deferred revenue                                                -     (29,000)

Pension payable                                           (14,255)     41,961

Sales tax payable                                            (456)     (2,505)

Net cash flows provided/(used) by
operating activities                                      (97,245)    473,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of fixed assets                 (427,226)  (366,579)

Sale of equipment                                           7,800      1,500

Net cash used by investing activities                    (419,426)  (365,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under capital lease                              53,524     53,883

Borrowing under notes payable                             100,000    100,990

Repayment of notes payable and capital lease              (66,542)   (47,823)

Net cash provided by financing activities                  86,982    107,050

NET INCREASE (DECREASE) IN CASH                          (429,689)   215,310

CASH, BEGINNING OF PERIOD                                 610,885    395,575

CASH, END OF PERIOD                                       181,196    610,885

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Income taxes                                                    -          -

Interest                                                   13,464      9,155

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Common stock issued for services                                -     18,500

                See accompanying notes and accountant's audit report



                        Next Generation Media Corporation
                          Notes to Financial Statements
                           December 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At December 31, 2006, the Company had approximately 37 active area franchise license agreements located throughout the United States.

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

Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $99,481 and $163,873 respectively.

Internal-Use Software Costs:

The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. As of December 31, 2006, capitalized software costs totaled $411,391, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software.

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

In addition, the Company had a covenant not to compete, which was being amortized over five (5) years. The covenant not to compete was fully amortized during 2006.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the years ended December 31, 2006 and 2005 were $92,912 and $86,534 respectively.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists for either of the two years ending December 31, 2006 and 2005.

Comprehensive Income:

The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Comprehensive income as defined includes all changes to equity except that resulting from investments by owners and distribution to owners. The Company has no item of comprehensive income to report.

New Accounting Pronouncements:

On December 15, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No 123 (R) requires that all share-based payments to employees, including grants of employee stock options, be accounted for at fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123 (R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company previously adopted the fair-value-based method of accounting for share-based payments under SFAS No. 123 effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 123 (R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As originally issued, SFAS No. 95 required all income tax payments to be classified as operating cash outflows. This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 123 (R) had no material effect on the financial position or results of operation.

New Accounting Pronouncements:

FIN48 In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes as prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

SFAS 157 In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FASB 157).

SFAS 157 provides a common definition of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company's 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 157 on its financial statements.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company believes will be uncollectible. Allowance for uncollectible accounts as of December 31, 2006 was $22,588.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings Per Common Share:

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilative common shares outstanding during the period. The Company had 1,131,500 options issued and outstanding as of December 31, 2006 and 2005 at a weighted average exercise price of $0.62.

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiary United Marketing Solutions, Inc. for the years ended December 31, 2006 and 2005. All inter-company balances and transactions have been eliminated in consolidation.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiary United Marketing Solutions, Inc. for the years ended December 31, 2006 and 2005. All inter-company balances and transactions have been eliminated in consolidation.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes up to the annual limit set by the Internal Revenue Code. The Corporation contributed $34,264 and $42,154 in matching contributions, net of forfeitures for 2006 and 2005, respectively.

NOTE 3 - NOTES PAYABLE

Notes payable at December 31, 2006 consists of:
Obligation to Bank of America, bearing interest at 6.4% percent per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed. Balance outstanding at December 31, 2006 was $62,042.
The 5 year schedule of maturities is as follows:

2007          25,317
2008          27,011
2009          10,074
Thereafter         0

              62,042

NOTE 4-LINE OF CREDIT

The Company has a line of credit in the amount of $150,000 secured by Company's accounts receivable. The line of credit matures on 10/01/07 and calls for interest of 9.25% per annum. The balance outstanding at December 31, 2006 was $100,000.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Future minimum annual lease payments for capital and operating leases as of December 31, 2006 are:
                                       Operating          Capital

     2007                                219,107            55,770
     2008                                302,855            45,520
     2009                                314,969            32,917
     2010                                327,568            11,796
     2011                                355,549                 0
     Thereafter                                0                 0
     Total                             1,520,048           146,003

Rent expense for the years ended December 31, 2006 and 2005 was $280,006 and $303,917, respectively.

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

NOTE 6 - INCOME TAXES

Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

Management has provided a valuation allowance for the total net deferred tax assets as of December 31, 2006 and 2005, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

The company filed a consolidated return, with a tax liability of $0 for the year 2006. At December 31, 2006, the Company had net operating loss carry forwards for federal income tax purposes of approximately $2,370,000 which are available to offset future taxable income, if any, on a scheduled basis through 2018.

NOTE 7 - OBLIGATION UNDER CAPITAL LEASE

The Company acquired machinery under the provisions of a long-term leases. For financial reporting purposes, minimum lease payments relating to the machinery have been capitalized.

The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of December 31, 2006 are as follows:

Total minimum lease payments                              $ 146,003
Amount representing interest                                 19,569

Present value of net minimum lease payments                 126,434
Current portion                                              46,871

Long-term capital lease obligation                           79,563

NOTE 8 - COMMON STOCK

During 2005, the Company issued 1,850,000 shares of common stock, to various officers and directors. As a result the Company recognized $18,500 of expense.

NOTE 9 - NOTE RECEIVABLE

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

NOTE 11 - PUBLIC STOCK LISTING

Next Generation Media Corporation common stock began trading on the OTC Bulletin Board on June 11, 2001, under the symbol NGMC.

NOTE 12 - SEGMENT INFORMATION

The Company has one reportable segment for the twelve-month periods ended December 31, 2006 and 2005: United Marketing Solutions. United was acquired on April 1, 1999. The entity is a wholly owned subsidiary. United operates a direct mail marketing business. The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segments for the periods ending December 31, 2006 and 2005 are presented below:

Year Ended

December 31, 2006        Segment      Parent      Eliminations      Total

Revenue                  7,950,303    148,500       (148,500)      7,950,303
Segment profit/(loss)       63,321    (39,287)             -          24,034
Total assets             2,275,554  1,439,650     (1,183,493)      2,531,711

Year Ended

December 31, 2005        Segment      Parent      Eliminations      Total

Revenue                  8,219,717    225,000       (225,000)      8,219,717
Segment profit/(loss)      103,554    (85,580)             -          17,974
Total assets             2,170,691  1,730,636     (1,431,829)      2,469,498

NOTE 13 - RECLASSIFICATIONS

Certain amounts on the 2005 financial statements have been reclassified to conform with the 2006 presentation.

NOTE 14-EMPLOYEE STOCK INCENTIVE PLAN

One December 26, 2001, the Company adopted the Employee Stock Incentive Plan authorizing 3,000,000 shares at a maximum offering price of $0.10 per share for the purpose of providing employees equity-based compensation incentives. During 2006 and 2005, no shares were issued under the plan.

NOTE 15 - SUBSEQUENT EVENTS

There were no material subsequent events.