Form 10QSB
period 2007-03-31
NEXT GENERATION MEDIA CORP
filed 2007-05-17
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2007

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                        COMMISSION FILE NUMBER: 000-28083

                           NEXT GENERATION MEDIA CORP.
                (Exact name of Company as specified in its charter)

          Nevada 88-                                     0169543
 (State or jurisdiction of incorporation            (I.R.S. Employer
or
         or organization)                            Identification
No.)

                7644 Dynatech Court, Springfield, Virginia 22153
              (Address of principal executive offices)  (Zip Code)

                  Company's telephone number: (703) 644-0200

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

     As of March 31, 2007, the Company had 12,373,397 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

Part I - Financial Information
Page

Item 1

Report of Independent Registered Public Accounting Firm

Financial Statements

    Condensed Consolidated Balance Sheets
    Condensed Consolidated Statements of Income
    Consolidated Statement of Stockholders' Equity
    Condensed Consolidated Statements of Cash Flows

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

     We have reviewed the condensed consolidated balance sheet of Next Generation Media Corporation and subsidiary as of March 31, 2007, and the related condensed consolidated statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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

     We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Next Generation Media
Corporation and subsidiary as of December 31, 2006, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein);
and in our report dated March 1, 2007, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

s/s: Turner, Jones & Associates, P.L.L.C
Turner, Jones & Associates, P.L.L.C
Vienna, Virginia
May 8, 2007


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          Next Generation Media Corporation

                       Consolidated Interim Financial Statements

                    For The Three Months Ended March 31, 2007 and
2006

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

    Consolidated Statement of Stockholders' Equity

    Condensed Consolidated Statements of Cash Flows

Notes to Financial Statements

                             Next Generation Media Corporation
                           Condensed Consolidated Balance Sheets

                                        ASSETS


                                                                  (Unadited)               (Audited)
                                                                March 31, 2007         December 31, 2006
CURRENT ASSETS:
Cash and cash equivalents                                       $   151,688            $   181,196
Accounts receivable, net of uncollectible accounts                  391,214                166,325
Inventories                                                          97,641                 97,434
Employee loans and advances                                               -                  1,883
Prepaid expenses and other current assets                           167,511                 25,103

Total current assets                                            $   808,054            $   471,941

PROPERTY, PLANT AND EQUIPMENT:
Equipment                                                         1,143,943              1,143,943
Furniture and fixtures                                               38,757                 38,757
Leasehold improvements                                              107,300                107,300
Computer equipment/software                                         331,020                329,917
Software development                                                411,391                411,391
Vehicles                                                              9,200                  9,200

Total property, plant and equipment                               2,041,611              2,040,508

Less: accumulated depreciation                                   (1,022,452)              (973,071)

Net property, plant and equipment                                 1,019,159              1,067,437

OTHER ASSETS:
Goodwill                                                            951,133                951,133
Deposits                                                             41,200                 41,200

Total other assets                                                  992,333                992,333

TOTAL ASSETS                                                    $ 2,819,546            $ 2,531,711


                See accompanying notes and accountant's review report


                             Next Generation Media Corporation
                           Condensed Consolidated Balance Sheets


                                                                  (Unadited)               (Audited)
                                                                March 31, 2007         December 31, 2006
CURRENT LIABILITIES:
Obligation under capital leases, current portion                $    38,237            $    46,871
Notes payable, current portion                                       23,548                 25,317
Line of credit                                                      150,000                100,000
Accounts payable                                                    307,449                203,670
Accrued expenses                                                    191,531                127,891
Pension payable                                                      43,046                 34,264
Customer deposits                                                    16,426                      -
Deferred rent                                                        46,256                      -
Sales tax payable                                                     6,190                  1,338

Total current liabilities                                       $   822,683            $   539,351

LONG TERM LIABILITIES:
Deferred rent                                                                          $         -
Obligation under capital leases                                 $    77,369            $    79,563
Notes payable                                                   $    32,303            $    36,725

Total long term liabilities                                     $   109,672            $   116,288

Total liabilities                                               $   932,355            $   655,639

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
   authorized, 12,373,397 issued and outstanding                    123,734                123,734
Additional paid in capital                                        7,379,744              7,379,744
Accumulated deficit                                              (5,616,287)            (5,627,406)

Total stockholders' equity                                        1,887,191              1,876,072

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 2,819,546            $ 2,531,711


                    See accompanying notes and accountant's review report


                                  Next Generation Media Corporation
                      Condensed Consolidated Statements of Income -
Unaudited
                                For The Three Months Ended March 31


                                                                    2007               2006
REVENUES:
Coupon sales, net of discounts                                     $ 1,971,196         $ 1,972,640
Franchise fees                                                          79,000              53,000

Total revenues                                                       2,050,196           2,025,640

Cost of goods sold:                                                  1,444,345           1,392,430
Gross margin                                                           605,851             633,210
General and administrative expenses                                    554,200             553,873
Depreciation                                                            49,382              45,000

Total operating expenses                                               603,582             598,873

Gain/(Loss) from operations                                              2,269              34,337

OTHER INCOME AND (EXPENSES):
Interest expense                                                        (7,658)             (3,502)
Miscellaneous income                                                    16,508                (244)

Total other income (expense)                                             8,850              (3,746)

Net income                                                              11,119              30,591

Gain applicable to common shareholders                                  11,119              30,591

Basic gain/(loss) per common share                                        0.00                0.00

Weighted average common shares outstanding                          12,373,397          10,523,397

Diluted gain per common share                                             0.00                0.00

Fully diluted common shares outstanding                             13,504,897          14,213,397


                     See accompanying notes and accountant's review report


                                    Next Generation Media Corporation
                    Condensed Consolidated Statements of Cash Flows -
Unaudited
                                 For The Three Months Ended March 31


                                                                    2007               2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $    11,119        $    30,591
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                             49,382             45,000
(Increase) decrease in assets:
Accounts & notes receivable                                            (224,889)          (114,905)
Inventories                                                                (207)           (45,215)
Prepaids and other current assets                                      (140,525)            (3,333)
Increase (decrease) in liabilities
Accounts and other payables                                             117,413             12,420
Deferred rent                                                            46,256                  -
Customer deposits                                                        16,426                  -
Accrued expenses                                                         63,640             59,365

Net cash flows (used) by operating activities                           (61,385)           (16,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                       (1,103)           (42,909)

Net cash provided/(used) by investing activities                         (1,103)           (42,909)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under capital lease                                                -              7,395
Repayment of capital leases, net                                        (10,829)            (4,839)
Borrowings under line of credit                                          50,000                  -
Repayment of notes payable                                               (6,191)            (5,810)

Net cash provided/(used) by financing activities                         32,980             (3,254)

NET INCREASE/(DECREASE) IN CASH                                         (29,508)           (62,244)

CASH, BEGINNING OF PERIOD                                               181,196            610,885

CASH, END OF PERIOD                                                     151,688            548,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income taxes                                                                  -                  -
Interest                                                                  7,658              3,502


                    See accompanying notes and accountant's review report

                               Next Generation Media Corporation
                       Consolidated Statement of Stockholders' Equity


                                                             Additional
                                      Common Stock            Paid In         Accumulated
                                    Shares     Amount         Capital           Deficit        Total
Balance December 31, 2006          12,373,397    123,734        7,379,744       (5,627,406)   1,876,072

Net income                                  -          -                -           11,119       11,119

Balance March 31, 2007             12,373,397    123,734        7,379,744       (5,616,287)   1,887,191


                       See accompanying notes and accountant's review report

                              UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and its subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended
December 31, 2006.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At March 31, 2007, the Company had approximately 37 active area franchise operations located throughout the United States.

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

Estimated useful lives are as follows:

     Furniture, fixtures and equipment                 7-10 years
     Leasehold improvements                              10 years
     Vehicles                                             5 years
     Computer equipment & software                        5 years

Depreciation expense for the three months ended March 31, 2007 and 2006 was $49,382 and $45,000, respectively.

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

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended March 31, 2007 and 2006 was $18,294 and $23,317.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of March 31, 2007.

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

FIN48 In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes be prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Allowance for uncollectible accounts as of March 31, 2007 and 2006 was $24,088 and $25,641, respectively.

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

As of March 31, 2007, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.

Instrument or Obligation

Stock options outstanding as of March 31, 2007
with a weighted average exercise price per share
of $0.57                                                         1,131,500

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiary as of March 31, 2007.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code.
Accrued contributions for the quarter ended March 31, 2007 are $9,000.00.

NOTE 3 - NOTES PAYABLE

Notes payable at March 31, 2007 consists of:
Obligation to Bank of America, bearing interest at 6.4% percent per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed. Balance outstanding at March 31, 2007 was $55,851.

The 5 year schedule of maturities is as follows:

2007                           18,766
2008                           27,011
2009                           10,074
Thereafter                          0

                             $ 55,851

NOTE 4 - COMMON STOCK

During the three months ended March 31, 2007 and 2006, the Company issued no shares of common stock.

NOTE 5 - EMPLOYEE STOCK INCENTIVE PLAN

On December 26, 2001, the Company adopted the Employee Stock
Incentive Plan authorizing 3,000,000 shares at a maximum offering price of $0.10 per share for the purpose of providing employees equity-based compensation incentives. The Company issued no shares under the plan during the periods.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company acquired machinery under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the machinery have been capitalized.

Future minimum annual lease payments for capital and operating leases as of December 31, 2007 are:

                               Operating           Capital
     2007                      164,330             41,828
     2008                      302,855             45,520
     2009                      314,969             32,917
     2010                      327,568             11,796
     2011                      355,549                  0
     Thereafter                      0                  0
     Total                   1,465,271            132,061

Rent expense for the period ended March 31, 2007 and 2006 was $69,665 and $69,326, respectively.

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

During the three months ended March 31, 2007 the Company experienced an increase in revenue of 1.2%, with sales of $2,050,196, compared to $2,025,640 for the quarter ended March 31, 2006. Incremental increases in core product (cooperative envelope mailing) and national insert revenues contributed to the increase. Franchise unit sales in the first quarter of 2007 were equal to those of first quarter 2006.The Company anticipates that the continued commitment to marketing and advertising will continue the improved direction of franchise sales. The Company will continue to offer incentive programs designed to facilitate growth of existing franchises, and will also continue to evaluate the staffing requirements necessary to achieve network growth projections.

Total cost of goods sold in the quarter ended March 31, 2007 decreased from 75% for 2006 to 70.4% ($1,444,345), as opposed to 68.8%
($1,392,430) at March 31, 2006. The costs of core raw materials such as paper, envelopes and ink continue to rise. While the cost of goods will fluctuate from quarter to quarter and year to year as overhead expenses and labor ratios change, the Company is taking steps to lower costs. The acquisition and implementation of workflow software should continue to help contain current and future staffing requirements. Additionally, the Company is in the process of acquiring printing equipment that should directly influence production output and cost containment.

Total operating expenses were $598,573 for the quarter ended March 31, 2006, and were $603,582 for the quarter ended March 31, 2007, up approximately $5,000. These expenses remained relatively static as management worked to control costs and eliminate unnecessary expenditures.

Total assets grew increased from $2,568,651 at March 31, 2006 to $2,819,546 at March 31, 2007, primarily due to a growth in current accounts receivable and net fixed assets. Total current liabilities increased from $539,351 at December 31, 2005 to $822,683 at March 31, 2007 due in part to short term financing of capitalized assets. The company uses credit to manage cash flow and build cash reserves. Finance charges are avoided by paying outstanding balances in full by due dates.

Net cash flows used by operating activities was $16,081 for the three month period ended March 31, 2006 as compared to net cash flows provided by operating activities of $61,385 for the three-month period ended March 31, 2007.

Net cash used by investing activities was $42,909 for the three-month period ended March 31, 2006, as compared to net cash used by investing activities of $1,107 for the three-month period ended March 31, 2007.

Net cash used by financing activities was $3,254 for the three-month period ended March 31, 2006 as compared to net cash of $32,980 provided by financing activities for the three-month period ended
March 31, 2005.

The Company realized net income of $11,119 for the three months ended march 31, 2007, compared to $30,591 for the three months ended March 31, 2006.

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

                                       Next Generation Media Corp.

Dated:  May 15, 2007                   By: /s/ Darryl Reed
                                       Darryl Reed, CEO