Form 10QSB
period 2007-06-30
NEXT GENERATION MEDIA CORP
filed 2007-08-15
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2007

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No___

As of June 30, 2007, the Company had 12,373,397 shares of common stock issued and outstanding.

                                    TABLE OF CONTENTS

Part I - Financial Information                                             Page

Item 1
Condensed Consolidated Interim Financial Statements
    Consolidated Balance Sheets
    Consolidated Statements of Income

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

We have reviewed the condensed consolidated balance sheet of Next Generation Media Corporation and subsidiary as of June 30, 2007, and the related condensed consolidated statements of income and cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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

Vienna, Virginia
August 8, 2007


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                            Next Generation Media Corporation

                                 Condensed Consolidated

                               Interim Financial Statements

                           For The Six Months Ended June 30, 2007

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

    Consolidated Statements of Stockholders' Equity

    Consolidated Statements of Cash Flows

Notes to Financial Statements

                            Next Generation Media Corporation
                           Condensed Consolidated Balance Sheets

                                          ASSETS

                                               (Unaudited)       (Audited)
                                              June 30, 2007    December 31, 2006

CURRENT ASSETS:
Cash and cash equivalents                     $  329,339        $  181,196
Accounts receivable, net of
    uncollectible accounts                       373,320           166,325
Inventories                                       84,676            97,434
Employee loans and advances                            -             1,883

Prepaid expenses and other current assets         57,033            25,103

Total current assets                             844,368           471,941

PROPERTY, PLANT AND EQUIPMENT:
Equipment                                      1,236,672         1,143,943
Furniture and fixtures                            38,757            38,757
Leasehold improvements                           107,300           107,300
Computer equipment/software                      384,589           329,917
Software development                             411,391           411,391
Vehicles                                           9,200             9,200

Total property, plant and equipment            2,187,909         2,040,508

Less: accumulated depreciation                (1,079,619)         (973,071)

Net property, plant and equipment              1,108,290         1,067,437

OTHER ASSETS:
Goodwill                                         951,133           951,133
Deposits                                          41,200            41,200

Total other assets                               992,333           992,333

TOTAL ASSETS                                 $ 2,944,991       $ 2,531,711

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Obligation under capital
leases, current portion                           85,252            46,871
Notes payable, current portion                    23,877            25,317
Line of credit                                   150,000           100,000
Accounts payable                                 363,808           203,670
Accrued expenses                                 103,446           127,891
Pension payable                                   52,046            34,264
Deferred rent                                     66,949                 -
Deferred revenue                                  65,094                 -
Sales tax payable                                      -             1,338

Total current liabilities                        910,472           539,351

LONG TERM LIABILITIES:
Obligation under capital leases                  247,255            79,563
Notes payable                                     25,700            36,725

Total long term liabilities                      272,955           116,288

Total liabilities                              1,183,427           655,639

STOCKHOLDERS' EQUITY:
Common stock, $.01 par
value, 50,000,000 shares
authorized, 12,373,397 issued and
outstanding                                     123,734            123,734
Additional paid in capital                    7,379,744          7,379,744
Accumulated deficit                          (5,741,914)        (5,627,406)

Total stockholders' equity                    1,761,564          1,876,072

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 2,944,991        $ 2,531,711

             See accompanying notes and accountant's review report

                          Next Generation Media Corporation
              Condensed Consolidated Statement of Income (Unaudited)


                                            For the Three Months Ended      For the Six Months Ended
                                             June 30,        June 30,        June 30,      June 30,
                                              2007            2006            2007          2006
Revenues:
Sales, net of discounts                      $ 2,084,370     $ 2,146,121     $ 4,067,707   $ 4,118,765
Franchise fees                                         -          36,000          79,000        89,000

Total revenues                                 2,084,370       2,182,121       4,146,707     4,207,765

Cost of Goods Sold:                            1,636,164       1,744,886       3,092,649     3,137,316

Gross margin                                     448,206         437,235       1,054,058     1,070,449

General and administrative expenses              529,259         522,816       1,086,459     1,076,689

Depreciation                                      57,167          45,000         106,549        90,000

Total operating expenses                         586,426         567,816       1,193,008     1,166,689

Gain/(Loss) from operations                     (138,220)       (130,581)       (138,950)      (96,240)

Other income and (expenses):
Interest income                                       -               -                -             -
Miscellaneous income(expense)                    24,307          15,685           40,815        15,266
Gain on disposal of equipment                         -               -                -             -
Interest expense                                (11,714)         (4,566)         (19,372)       (8,068)

Total other income (expense)                     12,593          11,119           21,443         7,198

Net income                                     (125,627)       (119,462)        (117,507)      (89,042)

Gain applicable to common shareholders         (125,627)       (119,462)        (117,507)      (89,042)

Basic gain/(loss) per common share               -0.010          -0.010           -0.009        -0.007

Weighted average common shares outstanding   12,373,397      12,215,842       12,373,397   12,215,842

Diluted gain per common share                      N/A              N/A              N/A         N/A

Fully diluted common shares outstanding     13,075,547       13,347,342       13,075,547   13,347,342




                    See accompanying notes and accountant's review report

                              Next Generation Media Corporation
                              Statement of Cash Flows - Unaudited

                                                      For The Six Months Ended
                                                       30-Jun          30-Jun
                                                        2007            2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                     $  (114,507)    $(89,042)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                             106,549       90,000

(Increase) decrease in assets
Accounts & notes receivable                              (206,995)    (133,123)

Inventories                                                12,758      (12,278)

Prepaids and other current assets                         (31,930)      10,994

Employee loans                                              1,883            -

Increase (decrease) in liabilities
Accounts and other payables                               152,137       45,472

Deferred rent                                              66,949            -

Deferred revenue                                           65,094            -

Customer deposits                                               -      201,026

Net cash flows (used) by
operating activities                                      51,938       113,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                 (147,401)      (66,703)

Net cash provided/(used) by investing activities        (147,401)      (66,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under Capital leases                          236,941        28,390

Line of Credit                                            50,000             -

Repayment of capital leases                              (30,870)      (12,797)

Pepayment of notes payable                               (12,465)      (11,687)

Net cash provided/(used)
by financing activities                                  243,606         3,906

NET INCREASE/(DECREASE) IN CASH                          148,143        50,252

CASH, BEGINNING OF PERIOD                                181,196       610,885

CASH, END OF PERIOD                                   $  329,339    $  661,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Income taxes                                                   -             -

Interest                                                  19,372         8,068

               See accompanying notes and accountant's review report


                           Next Generation Media Corporation
               Consolidated Statements of Stockholders' Equity-Unaudited


                                                                  Additional
                                        Common Stock               Paid In       Accumulated
                                    Shares        Amount           Capital          Deficit       Total
Balance: December 31, 2006          12,373,397      123,734         7,379,744      (5,627,406)  $ 1,876,072

Shares issued                                -            -                 -               -             -

Net Income                                   -            -                 -          11,119        11,119

Balance: March 31, 2007             12,373,397      123,734         7,379,744      (5,616,287)  $ 1,887,191

Shares issued                                -            -                 -               -   $         -

Net Loss                                     -            -                 -        (125,627)    (125,627)

Balance June 30 2007                12,373,397      123,734         7,379,744      (5,741,914) $ 1,761,564




                 See accompanying notes and accountant's review report


                            UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and its subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the three months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At June 30, 2007, the Company had approximately 37 active area franchise operations located throughout the United States.

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

Estimated useful lives are as follows:

Furniture, fixtures and equipment                             7-10 years
Leasehold improvements                                          10 years
Vehicles                                                         5 years
Computer equipment & software                                    5 years

Depreciation expense for the six months ended June 30, 2007 and 2006 was $106,549 and $90,000, respectively.

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

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended June 30, 2007 and 2006 was $21,892 and $31,833.

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

Impairment of Long-Lived Assets:

The Company reviews the carrying values of its long-lived assets for possible impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of June 30, 2007.

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

FIN48 In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes is prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit realized upon ultimate settlement. FIN 48 must be applied to all existing tax
positions upon initial adoption.      The cumulative effect of
applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption.
FIN 48 is effective for the Company's 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

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

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Allowance for uncollectible accounts as of June 30, 2007 and 2006 was $23,755 and $27,973, respectively.

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

Stock options outstanding as of June 30, 2007
with a weighted average exercise price per share
of $0.57                                                           1,131,500

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiary as of June 30, 2007.

NOTE 2 - RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The company accrued a matching contribution for the quarter ended June 30, 2007 of $9,000.

NOTE 3 - NOTES PAYABLE

Notes payable at June 30, 2007 consists of:

Obligation to Bank of America, bearing interest at 6.4% percent per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed. Balance outstanding at June 30, 2007 was $49,577.

The 5 year schedule of maturities is as follows:

               2007                12,492
               2008                27,011
               2009                10,074
               Thereafter               0

                                 $ 49,577

NOTE 4 - COMMON STOCK

During the three months ended June 30, 2007 and 2006, the Company issued no shares of common stock.

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

Future minimum annual lease payments for capital and operating leases as of December 31, 2007 are:

                            Operating          Capital

     2007                   146,071             54,732
     2008                   302,855             99,215
     2009                   314,969             86,224
     2010                   327,568             45,740
     2011                   355,549             33,944
     Thereafter                   0             84,859
     Total                1,447,012            404,714

Rent expense for the period ended June 30, 2007 and 2006 was $139,049 and $139,553 respectively.

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

During the three months ended June 30, 2007 the Company experienced a decrease in revenue of 4.4% with sales of $2,084,370, compared to $2,182,121 for the three months ended June 30, 2006. While core product sales remained constant, decreases in pass-thru & ancillary product sales, and the adjustment or cancellation of scheduled production contributed to the net decline. An increase of 16% in national insert sales helped to bolster overall revenue. The Company continues to offer significant incentive programs designed to facilitate growth of existing franchises, and will continue to evaluate staffing requirements and various opportunities to increase the visibility necessary to achieve additional network growth.

Total costs of goods sold in the three-month period ended June 30, 2007 were down 6.2% from the same period in 2006, $1,636,164 compared to $1,744,886. Cost of goods as a percentage of sales also decreased from 79.9% for the three-month period ended June 30, 2006 to 78.4% for the three-month period ended June 30, 2007. While the costs of labor and core raw materials such as paper, ink and envelopes continue to rise, the Company continues to build stronger relationships with core material vendors in order to contain cost increases. Cost of goods will fluctuate from quarter to quarter and year to year based on production workflow and market conditions. These cost fluctuations may result in the need for rightsizing adjustments to maintain competitive market position.

Total operating expenses for the three months ended June 30, 2007 rose 3.2% ($586,426 compared to $567,816) from the same period in 2006. Additional advertising costs incurred to increase franchise opportunity visibility and additional depreciation expense from equipment and production workflow software acquisitions contributed to the increase.

Total assets increased from $2,630,850 at June 30, 2006 to $2,944,991 at June 30, 2007 as result of a continuing investment in workflow software and production equipment. Total current liabilities also increased from $867,854 at June 30, 2006 to $910,472 at June 30, 2007 due in part to additional short term financing of capitalized assets. The Company uses credit to manage cash flow and build cash reserves. Finance charges are avoided by paying outstanding balances in full by due dates.

Net cash flows provided by operating activities were $51,398 for the six-month period ended June 30, 2007 as compared to net cash flows provided by operating activities of $113,049 for the six-month period ended June 30, 2006.

Net cash used by investing activities was $66,703 for the six-month period ended June 30, 2006, as compared to net cash used by investing activities of $147,401 for the six-month period ended June 30, 2007.

Net cash provided by financing activities was $243,606 for the six-month period ended June 30, 2007, as compared to net cash of $3,906 provided by financing activities for the six-month period ended June 30, 2006.

The Company incurred a net loss of $125,627 for the three months ended June 30, 2007, compared to a loss of $119,462 for the three months ended June 30, 2006. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. Despite sub par performance for a three-month period in the past, the Company has produced annual profits on a regular basis.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing may be required in order to meet the Company's current and projected cash flow requirements. As previously mentioned, the Company has obtained financing in the forms of equity as well as commercial financing to provide the necessary working capital. The company currently has no other commitments for financing. There are no assurances the Company will be successful in acquiring additional financing.

The Company has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness, and/or make acquisitions utilizing authorized shares of the capital stock of the Company.

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending June 30, 2007.

ITEM 5.  OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-QSB.

     (b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                             EXHIBIT INDEX

Exhibit                .     Description
3.1     Articles of Incorporation, under the name Micro Tech
        Industries, Inc. (previously filed).

3.2     Amendment to the Articles of Incorporation (previously filed).

3.3     Amended and Restated Bylaws (previously filed).

10.1    Employment Agreement for Darryl Reed (previously filed).

16.1    Letter on change in certifying accountant (previously filed).

31.1    Certification of Principal Executive Officer

31.2    Certification of Chief Financial Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002