Form 10QSB
period 2007-09-30
NEXT GENERATION MEDIA CORP
filed 2007-11-20
CIK 356292

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-28083

                           NEXT GENERATION MEDIA CORP.
                           ---------------------------
               (Exact name of Company as specified in its charter)

              Nevada                                    88-0169543
              ------                                    ----------
  (State or jurisdiction of                (I.R.S. Employer  Identification No.)
 incorporation or organization)

                7644 Dynatech Court, Springfield, Virginia 22153
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Company's telephone number: (703) 644-0200
                                               --------------

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2007, the Company had 12,373,397 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

                                                                            Page

Part I - Financial Information                                               F-1

Item 1                                                                       F-1

Condensed Consolidated Interim Financial Statements

    Consolidated Balance Sheets                                              F-2

    Consolidated Statements of Income                                        F-4

    Consolidated Statements of Stockholders' Equity                          F-5

    Consolidated Statements of Cash Flows                                    F-6

Notes to Financial Statements                                                F-8

Item 2.  Management's Discussion And Analysis of Financial
         Condition And Results Of Operations                                   3

Item 3. Controls and Procedures                                                7

Part II - Other Information                                                    7

Item 1.  Legal Proceedings                                                     7

Item 2.  Changes in Securities And Use of Proceeds                             7

Item 3.  Defaults upon Senior Securities                                       8

Item 4.  Submission of Matters To A Vote Of Security Holders                   8

Item 5.  Other Information                                                     8

Item 6.  Exhibits and Reports On Form 8-K                                      8

Signature

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                Table of Contents

                                                                           Page
                                                                           ----

Condensed Consolidated Interim Financial Statements

    Consolidated Balance Sheets                                             F-2

    Consolidated Statements of Income                                       F-4

    Consolidated Statements of Stockholders' Equity                         F-5

    Consolidated Statements of Cash Flows                                   F-6

Notes to Financial Statements                                               F-8

                        NEXT GENERATION MEDIA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                     ASSETS
                                                        (Unaudited)      (Audited)
                                                       September 30,   December 31,
                                                           2007           2006
                                                        -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                            $   211,358    $   181,196
   Accounts receivable, net of
       uncollectible accounts                               458,148        166,325
   Inventories                                               72,440         97,434
   Employee loans and advances                                  125          1,883
   Prepaid expenses and other current assets                 70,318         25,103
                                                        -----------    -----------

                  Total current assets                      812,389        471,941
                                                        -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
   Equipment                                              1,236,672      1,143,943
   Furniture and fixtures                                    38,757         38,757
   Leasehold improvements                                   107,300        107,300
   Computer equipment/software                              384,839        329,917
   Software development                                     411,391        411,391
   Vehicles                                                   9,200          9,200
                                                        -----------    -----------

                  Total property, plant and equipment     2,188,159      2,040,508

   Less: accumulated depreciation                        (1,136,893)      (973,071)
                                                        -----------    -----------

                  Net property, plant and equipment       1,051,266      1,067,437
                                                        -----------    -----------

OTHER ASSETS:
   Goodwill                                                 951,133        951,133
   Investment in Dynatech, LLC                                1,750             --
   Deposits                                                  41,200         41,200
                                                        -----------    -----------

                  Total other assets                        994,083        992,333
                                                        -----------    -----------

TOTAL ASSETS                                            $ 2,857,738    $ 2,531,711
                                                        ===========    ===========

--------------------------------------------------------------------------------
              See accompanying notes and accountant's review report




                        NEXT GENERATION MEDIA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     (Unaudited)      (Audited)
                                                    September 30,   December 31,
                                                         2007           2006
                                                     -----------    -----------
CURRENT LIABILITIES:
       Obligation under capital leases,
          current portion                            $   102,046    $    46,871
       Notes payable, current portion                     17,513         25,317
       Line of credit                                    150,000        100,000
       Accounts payable                                  328,214        203,670
       Accrued expenses                                  150,616        127,891
       Pension payable                                    61,264         34,264
       Deferred rent                                      63,298             --
       Deferred revenue                                   26,133             --
       Sales tax payable                                   8,825          1,338
                                                     -----------    -----------

                     Total current liabilities           907,909        539,351
                                                     -----------    -----------

LONG TERM LIABILITIES:
       Obligation under capital leases                   209,956         79,563
       Notes payable                                      25,700         36,725
                                                     -----------    -----------


                     Total long term liabilities         235,656        116,288
                                                     -----------    -----------

                     Total liabilities                 1,143,565        655,639
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
       Common stock, $.01 par value,
          50,000,000 shares authorized,
          12,373,397 issued and outstanding              123,734        123,734
       Additional paid in capital                      7,379,744      7,379,744
       Accumulated deficit                            (5,789,305)    (5,627,406)
                                                     -----------    -----------

                     Total stockholders' equity        1,714,173      1,876,072
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $ 2,857,738    $ 2,531,711
                                                     ===========    ===========

--------------------------------------------------------------------------------
              See accompanying notes and accountant's review report



                                        NEXT GENERATION MEDIA CORPORATION
                             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

                                                         For the Three Months Ended       For the Nine Months Ended
                                                         ----------------------------    ----------------------------
                                                         September 30,   September 30,   September 30,   September 30,
                                                             2007            2006            2007            2006

Revenues:
        Sales, net of discounts                          $  1,947,160    $  1,972,240    $  6,054,804    $  6,091,001
        Franchise fees                                             --              --          79,000          89,000
                                                         ------------    ------------    ------------    ------------

                          Total revenues                    1,947,160       1,972,240       6,133,804       6,180,001

Cost of Goods Sold:                                         1,403,919       1,538,625       4,496,568       4,675,941
                                                         ------------    ------------    ------------    ------------

        Gross margin                                          543,241         433,615       1,637,236       1,504,060

        General and administrative expenses                   522,179         536,789       1,604,760       1,613,478
        Depreciation                                           57,273          45,000         163,822         135,000
                                                         ------------    ------------    ------------    ------------
                          Total operating expenses            579,452         581,789       1,768,582       1,748,478

        Gain/(Loss) from operations                           (36,211)       (148,174)       (131,346)       (244,418)

Other income and (expenses):
         Miscellaneous income(expense)                             --          24,002              --          39,445
         Interest expense                                     (11,180)         (4,746)        (30,553)        (12,814)
                                                         ------------    ------------    ------------    ------------

                          Total other income (expense)        (11,180)         19,256         (30,553)         26,631

Net income                                                    (47,391)       (128,918)       (161,899)       (217,787)

Gain applicable to common shareholders                        (47,391)       (128,918)       (161,899)       (217,787)
                                                         ------------    ------------    ------------    ------------

Basic gain/(loss) per common share                             -0.004          -0.010          -0.013          -0.018
                                                         ------------    ------------    ------------    ------------

Weighted average common shares outstanding                 12,373,397      12,373,397      12,373,397      12,373,397
                                                         ------------    ------------    ------------    ------------

Diluted gain per common share                                     N/A             N/A             N/A             N/A
                                                         ------------    ------------    ------------    ------------

Fully diluted common shares outstanding                    13,075,547      13,347,342      13,075,547      13,347,342
                                                         ------------    ------------    ------------    ------------


---------------------------------------------------------------------------------------------------------------------
                              See accompanying notes and accountant's review report



                                NEXT GENERATION MEDIA CORPORATION
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-UNAUDITED
-------------------------------------------------------------------------------------------------

                                          Common Stock                 Additional
                             ---------------------------------------     Paid In      Accumulated
                               Shares        Amount        Capital       Deficit         Total
                             -----------   -----------   -----------   -----------    -----------

Balance: December 31, 2006    12,373,397       123,734     7,379,744    (5,627,406)   $ 1,876,072

Shares issued                         --            --            --            --    $        --

Net Income                            --            --            --        11,119         11,119
                             -----------   -----------   -----------   -----------    -----------
Balance: March 31, 2007       12,373,397       123,734     7,379,744    (5,616,287)   $ 1,887,191

Shares issued                         --            --            --            --    $        --

Net Loss                              --            --            --      (125,627)      (125,627)
                             -----------   -----------   -----------   -----------    -----------
Balance June 30 2007          12,373,397       123,734     7,379,744    (5,741,914)   $ 1,761,564

Shares issued                         --            --            --            --    $        --

Net Loss                              --            --            --       (47,391)       (47,391)
                             -----------   -----------   -----------   -----------    -----------
Balance September 30 2007     12,373,397       123,734     7,379,744    (5,789,305)   $ 1,714,173

-------------------------------------------------------------------------------------------------
                      See accompanying notes and accountant's review report



                        NEXT GENERATION MEDIA CORPORATION
                       STATEMENT OF CASH FLOWS - UNAUDITED
                            FOR THE NINE MONTHS ENDED
-----------------------------------------------------------------------------------

                                                     September 30,    September 30,
                                                         2007             2006
                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                 $    (161,899)   $    (217,787)
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Depreciation and amortization                           163,822          134,999
   (Increase) decrease in assets
       Accounts & notes receivable                        (291,823)        (137,283)
       Inventories                                          24,994          (23,775)
       Prepaids and other current assets                   (45,215)         (24,500)
       Deposits                                                 --           41,200
       Employee loans                                        1,758               --
   Increase (decrease) in liabilities
       Accounts and other payables                         181,756          (43,547)
       Deferred rent                                        63,298               --
       Deferred revenue                                     26,133               --
       Customer deposits                                        --          186,455
                                                     -------------    -------------

       Net cash flows (used) by
         operating activities                              (37,176)         (84,238)
                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Dynatech, LLC                              (1,750)              --
   Purchase of property and equipment, net                (147,651)        (101,166)
                                                     -------------    -------------

       Net cash provided/(used) by investing
         activities                                       (149,401)        (101,166)
                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under Capital leases                         236,941           53,524
   Line of Credit                                           50,000               --
   Repayment of capital leases                             (51,373)         (24,808)
   Repayment of notes payable                              (18,829)         (17,659)
                                                     -------------    -------------

       Net cash provided/(used) by financing
         activities                                        216,739           11,057
                                                     -------------    -------------

-----------------------------------------------------------------------------------
              See accompanying notes and accountant's review report


                        NEXT GENERATION MEDIA CORPORATION
                 STATEMENT OF CASH FLOWS - UNAUDITED (CONTINUED)
                            FOR THE SIX MONTHS ENDED
-----------------------------------------------------------------------------------

                                                        2007               2006
                                                    -------------     -------------

NET INCREASE/(DECREASE) IN CASH                            30,162          (174,347)

CASH, BEGINNING OF PERIOD                                 181,196           610,885
                                                    -------------     -------------

CASH, END OF PERIOD                                 $     211,358     $     436,538
                                                    =============     =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:

   Income taxes                                                --                --
   Interest                                                30,553            12,814


-----------------------------------------------------------------------------------
              See accompanying notes and accountant's review report


                                      F-7

UNAUDITED INTERIM FINANCIAL STATEMENTS
--------------------------------------

The accompanying unaudited interim consolidated financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The interim condensed consolidated accounts of Next Generation Media Corporation and its subsidiary (collectively, the Company). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented have been made. The preparation of the financial statements includes estimates that are used when accounting for revenues, allowance for uncollectible receivables, telecommunications expense, depreciation and amortization and certain accruals. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year. Some information and footnote disclosures normally included in financial statements or notes thereto prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company believes, however, that its disclosures are adequate to make the information provided not misleading.

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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

NATURE OF BUSINESS:
-------------------

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries Inc., with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At September 30, 2007, the Company had approximately 32 active area franchise operations located throughout the United States.

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

Estimated useful lives are as follows:

                  Furniture, fixtures and equipment           7-10 years
                  Leasehold improvements                      10 years
                  Vehicles                                    5 years
                  Computer equipment & software               5 years

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $163,822 and $135,000, respectively.

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

ADVERTISING EXPENSE:
--------------------

The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations for the three months ended September 30, 2007 and 2006 was $63,328 and $78,603.

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

IMPAIRMENT OF LONG-LIVED ASSETS:
--------------------------------

The Company reviews the carrying values of its long-lived assets for possible impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed. The Company believes that no permanent impairment in the carrying value of long-lived assets exists as of September 30, 2007.

COMPREHENSIVE INCOME:
---------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income as defined includes all changes to equity except that resulting from investments by owners and distributions to owners. The company has no items of comprehensive income to report.

RECLASSIFICATIONS:
------------------

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

CREDIT RISK:
------------

The Company at times may have cash deposits in excess of federally insured limits.

ACCOUNTS RECEIVABLE:
--------------------

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees. The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company feels will be uncollectible. Allowance for uncollectible accounts as of September 30, 2007 and 2006 was $25,255 and $21,651, respectively.

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

As of September 30, 2007, the Company had financial obligations that could create future dilution to the Company's common shareholders and are not currently classified as common shares of the company. The following table details such instruments and obligations and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each individual instrument or obligation.


Instrument or Obligation
------------------------

Stock options outstanding as of September 30, 2007 with a weighted average exercise price per share
of $0.57                                                      1,131,500

Inventories:
------------

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:
----------------------------

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiary as of September 30, 2007.


NOTE 2 - RETIREMENT PLAN
------------------------

The company maintains a 401(k) defined contribution plan covering substantially all employees. The Corporation may elect to contribute up to 3% of each eligible employee's gross wages. Employees can elect up to 15% of their salary to be contributed before income taxes, up to the annual limit set by the Internal Revenue Code. The company accrued a matching contribution for the quarter ended September 30, 2007 of $9,000.

NOTE 3 - NOTES PAYABLE
----------------------

Notes payable at September 30, 2007 consists of:

         Obligation to Bank of America, bearing interest at 6.4% percent per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed. Balance outstanding at September 30, 2007 was $43,213.

         The 5 year schedule of maturities is as follows:



                                       2007                           6,128
                                       2008                          27,011
                                       2009                          10,074
                                       Thereafter                         0
                                                                   --------
                                                                   $ 43,213
                                                                   ========

NOTE 4 - COMMON STOCK
---------------------

During the nine months ended September 30, 2007 and 2006, the Company issued no shares of common stock.


NOTE 5 - EMPLOYEE STOCK INCENTIVE PLAN
--------------------------------------

On December 26, 2001, the Company adopted the Employee Stock Incentive Plan authorizing 3,000,000 shares at a maximum offering price of $0.10 per share for the purpose of providing employees equity-based compensation incentives. The Company issued no shares under the plan during the periods.


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company acquired machinery under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the machinery have been capitalized.

Future minimum annual lease payments for capital and operating leases as of December 31, 2007 are:

                                   Operating                 Capital
                                   ---------                 -------

         2007                         73,036                  27,366

         2008                        302,855                  99,215

         2009                        314,969                  86,224

         2010                        327,568                  45,740

         2011                        355,549                  33,944

   Thereafter                      2,104,355                  84,859
                                  ----------                --------

        Total                      3,478,332                 377,348
                                  ==========                ========

Rent expense for the period ended September 30, 2007 and 2006 was $208,432 and $209,779 respectively.

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


NOTE 7- RELATED PARTY TRANSACTIONS
----------------------------------

Related Party Leases and Notes Payables:
----------------------------------------

The Company leases its operating facilities under a ten year lease from a partnership controlled by the President of United Marketing Solutions.

Minimum future payments to related parties under this lease as of December 31, 2007, as included in the operating leases per Note 6 were:

         Years ended
         December 31,                                              Amount
         ------------                                              ------
         2007                                                      67,036
         2008                                                     297,985
         2009                                                     309,904
         2010                                                     322,301
         2011                                                     335,193
         Thereafter                                             2,104,355
                                                              -----------
                           Total minimum future payments      $ 3,436,774

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB. During the three and nine months ended September 30, 2007 the Company experienced a decrease in total revenues with sales of $1,947,160 and $6,133,804 compared to $1,972,240 and $6,180,001 for the same periods in 2006. An analysis of September 30, 2007 year-to-date plant data shows the company has produced advertising 24,614 units as compared to 24,447 units through the same period in 2006. 2007 year-to-date local mailing area insertion averages have increased from 18.73 to 18.98 during the comparable nine-month period. While core product sales remained constant, decreases in ancillary product sales, and the network adjustment or cancellation of scheduled production contributed to the net decline. The Company continues to offer significant incentive programs designed to facilitate growth of existing franchises, and will continue to evaluate staffing requirements and various opportunities to increase the visibility necessary to achieve additional network growth. For the nine months ended September 30, 2007 the company increased the production incentives provided to its franchise network by 35% over the same period in 2006.

Total costs of goods sold in the three-month period ended September 30, 2007 were down 8.7% from the same period in 2006, $1,403,919 compared to $1,538,625. Cost of goods as a percentage of sales also decreased from 78.0% for the three-month period ended September 30, 2006 to 72.1% for the three-month period ended September 30, 2007. While the costs of labor and core raw materials such as paper, ink and envelopes continue to rise, the Company continues to build strong relationships with core material vendors in order to contain cost increases. Cost of goods will fluctuate from quarter to quarter and year to year based on production workflow and market conditions. These cost fluctuations may result in the need for rightsizing adjustments to maintain competitive market position.

Total operating expenses for the three months ended September 30, 2007 decreased 0.4% ($579,452 compared to $581,789) from the same period in 2006. The company continues to place a strong emphasis on franchise development and the operations, training & support of its network with expenditures for these vital components up 13% for the nine months ended September 30, 2007.

Total assets increased from $2,857,738 at September 30, 2007 compared to $2,413,107 at September 30, 2006 as result of a continuing investment in workflow software and production equipment. Total current liabilities also increased from $777,107 at September 30, 2006 to $907,909 at September 30, 2007 due in part to additional short term financing of capitalized assets. The Company uses credit to manage cash flow and build cash reserves. Finance charges are avoided by paying outstanding balances in full by due dates.

Net cash flows used by operating activities were ($37,176) for the nine-month period ended September 30, 2007 as compared to net cash flows used by operating activities of ($84,238) for the nine-month period ended September 30, 2006.

Net cash used by investing activities was ($149,401) for the nine-month period ended September 30, 2007, as compared to net cash used by investing activities of ($101,166) for the nine-month period ended September 30, 2007.

Net cash provided by financing activities was $216,739 for the nine-month period ended September 30, 2007, as compared to net cash of $11,057 provided by financing activities for the nine-month period ended September 30, 2006.

The Company incurred a net loss of $47,391 for the three months ended September 30, 2007, compared to a loss of $128,918 for the three months ended September 30, 2006. Segment activity resulted in a net profit of $6,405 for the three months ended September 30, 2007, compared to a loss of $131,073 for the three months ended September 30, 2006. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. Despite sub par performance for a three-month period in the past, the Company has produced annual profits on a regular basis.

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

NEW ACCOUNTING PRONOUNCEMENTS:
------------------------------

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS 123 (R)"). This statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with the Company's third quarter of fiscal year 2005. The Company is currently evaluating the requirements of SDAF 123(R) and has not yet fully determined the impact on its consolidated financial statements. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS.

The foregoing Managements Discussion and Analysis of Financial Condition and Results of Operations "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward- looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the Company's ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-QSB will, in fact, occur. The Company does not undertake any obligation to revise these forward- looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

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

ITEM 3.  CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive/financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending September 30, 2007.

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

         (b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.


                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
3.1             Articles of Incorporation, under the name Micro Tech
                Industries, Inc. (previously filed).
3.2             Amendment to the Articles of Incorporation (previously filed).
3.3             Amended and Restated Bylaws (previously filed).
10.1            Employment Agreement for Darryl Reed (previously filed).
16.1            Letter on change in certifying accountant (previously filed).
31.1            Rule 13a-14(a)/15d-14(a) Certification of Darryl Reed (filed herewith).
31.2            Rule 13a-14(a)/15d-14(a) Certification of Olin Greene (filed herewith).

32.             Section 1350 Certification of Darryl Reed and Olin Greene
                (filed herewith).