Form 10KSB
period 2007-12-31
NEXT GENERATION MEDIA CORP
filed 2008-04-14
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

The Company had $7,409,038 in revenue for the fiscal year ended on December 31, 2007. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 29, 2008: Common Stock, par value $0.01 per share -- $297,259. As of December 31, 2007, the Company had 12,373,397 shares of common stock issued and outstanding, of which 8,493,105 were held by non-affiliates.

NEXT GENERATION MEDIA, CORP.

FORM 10-KSB

TABLE OF CONTENTS

PART I

ITEM 1.	Description of Business	3

ITEM 2.	Description of Property	4

ITEM 3.	Legal Proceedings	4

ITEM 4.	Submission of Matters to a Vote of Security Holders	4

PART II

ITEM 5.	Market for Common Equity and Other Shareholder Matters	5

ITEM 6.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	7

ITEM 7.	Financial Statements	13

ITEM 8.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	13

ITEM 8A(T).	Controls and Procedures	13

PART III

ITEM 9.	Directors, Executive Officers, Promoters
	and Control Persons; Compliance with Section
	16(a) of the Exchange Act	15

ITEM 10.	Executive Compensation	17

ITEM 11.	Security Ownership of Certain Beneficial
	Owners and Management	18

ITEM 12.	Certain Relationships and Related Transactions	19

ITEM 13.	Exhibits and Reports on Form 8-K	19

ITEM 14.	Principal Accountant Fees and Services	21

Signatures		22

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

The Company acquired United on April 1, 1999.  Originally founded in 1981 as United Coupon Corporation, United has operated within the cooperative direct mail industry for twenty years.  United has diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in two communication mediums: direct mail and direct marketing.  United offers advertising and marketing products and services through a network of franchisees in more than twenty states, with the largest concentration being in the northeast United States. United provides full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, services providers and professionals as resources to help them generate "trial and repeat" customers.  United's core product, the cooperative coupon envelope, reaches in excess of sixteen million mailboxes per year with an estimated three hundred million coupons.

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

Employees

As of December 31, 2007, the Company, through United, had approximately 54 employees.  The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's principal executive and administrative offices are located at 7644 Dynatech Court, Springfield, Virginia 22153. The current rent for 2007 for this facility is $116,736, has built in increases per year of four percent (4%) and has a term set to expire in 2012. The Company considers these offices to be adequate and suitable for its current needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last quarter of fiscal year-ended December 2007, the Company did not submit any matters to a vote of security holders.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company's Common Stock has been and is currently traded on the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "NGMC” and began trading on June 11, 2001.

The following table sets forth the range of high and low bid prices of the Common Stock for each fiscal quarterly period. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2007

	High	Low

Quarter Ended December 31, 2007	0.14	0.07

Quarter Ended September 30, 2007	0.13	0.07

Quarter Ended June 30, 2007	0.09	0.065

Quarter Ended March 31, 2007	0.10	0.055

For the Fiscal Year Ended on December 31, 2006

	High	Low

Quarter Ended December 31, 2006	0.10	0.055

Quarter Ended September 30, 2006	0.17	0.08

Quarter Ended June 30, 2006	0.09	0.08

Quarter Ended March 31, 2006	0.14	0.07

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

Holders of Common Equity

As of March 29, 2008, there were approximately 575 shareholders of record of the Company's common stock.

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

General Overview

The Company acquired United on April 1, 1999.  Originally founded in 1981 as United Coupon Corporation, United has operated within the cooperative direct mail industry for twenty years.  United has diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in two communication mediums: direct mail and direct marketing.  United offers advertising and marketing products and services through a network of franchisees in more than twenty states, with the largest concentration being in the northeast United States. United provides full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, services providers and professionals as resources to help them generate "trial and repeat" customers.  United's core product, the cooperative coupon envelope, reaches in excess of sixteen million mailboxes per year with an estimated three hundred million coupons.

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

Comparison of the Year Ended December 31, 2007 with the Year Ended December 31, 2006

During the three and twelve months ended December 31, 2007 the Company experienced a decrease in total revenues with sales of $1,354,069 and $7,488,038 compared to $1,732,231 and $7,950,303 for the same periods in 2006. The company has continued its commitment to offer incentives to the franchise network to grow their businesses and, in turn, increase company production levels. Despite providing incentives consistent with those of prior years, production and revenue expectations from the core product client base have fallen significantly short of expectations from client driven beginning of year production forecasts as scheduled production has been reduced or cancelled. The Company was provided with a committed mailing schedule of 1,962 10,000-home mailing areas with associated production of approximately 36,297 advertising units. A series of unscheduled negative production adjustments from the core product client base realized in near term proximity to production dates created the challenge of manipulating a work force positioned for higher production volumes committed to over the course of the fiscal year. Actual production volume dropped to 1,611 10,000-home mailing areas and approximately 30,046 advertising units. The drop in committed production translates to approximately $1,025,000 in unrealized core product non pass-thru revenues. Going forward, labor force size and utilization will be carefully monitored if production levels continue to fluctuate. The Company continues to offer significant incentive programs designed to facilitate growth of existing franchises, and will continue to evaluate staffing requirements and various opportunities to increase the visibility necessary to achieve additional network growth. For the twelve months ended December 31, 2007 the company increased the overall production incentives provided to its franchise network by 1.5% over the same period in 2006.

Total costs of goods sold for the twelve-month period ended December 31, 2007 were down from the same period in 2006, $5,666,878 compared to $6,009,928. Cost of goods as a percentage of sales was up slightly from 75.3% for the twelve-month period ended December 31, 2006 to 75.68 % for the twelve-month period ended December 31, 2007. While the costs of labor and core raw materials such as paper, ink and envelopes continue to rise, the Company continues to build strong relationships with core material vendors in order to contain cost increases. Cost of goods will fluctuate from quarter to quarter and year to year based on production workflow and market conditions. These cost fluctuations may result in the need for rightsizing adjustments to maintain competitive market position.

The increase in total operating expenses from $2,033,875 for the twelve months ended December 31, 2006 from $2,257,372 in 2007 is due, in part, to the 162% increase in depreciation as a result of the capital asset additions in 2006 and 2007. Depreciation Expense increased from $99,481 in 2006 to $260,963 in 2007; with the year over year increase accounting for 60% of the operating loss for the year. Interest and Depreciation expenses combined increased from $112,945 in 2006 to $424,773 in 2007. From an EBITDA perspective, the increases in these two expenses alone account for 97% of the operating loss.  While this bottom-line performance is not desirable, the impact of the unexpected revenue shortfall provided minimal opportunity for any other result. The company continues to place a strong emphasis on franchise and infrastructure development and the operations, training & support of its network. Funding for franchise development and network training & support resources increased 10.4% for the twelve months ended December 31, 2007 over 2006. In addition, the Company continues to explore new opportunities that will expand production levels, market awareness, and market territory.

Total assets increased from $2,531,711 at December 31, 2006 to $6,004,285 at December 31, 2007 as result of the facility acquisition and a continuing investment in workflow software and production equipment. Total current liabilities also increased from $539,351 at December 31, 2006 to $747,492 at December 31, 2007 due in part to additional short term financing of capitalized assets. The Company uses credit to manage cash flow and build cash reserves. Finance charges are avoided by paying outstanding balances in full by due dates.

Net cash provided by financing activities was $3,949,258 for the twelve-month period ended December 31, 2007, as compared to net cash of $86,982 provided by financing activities for the twelve-month period ended December 31, 2006.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing may be required in order to meet the Company’s current and projected cash flow requirements. As previously mentioned, the Company has obtained financing in the forms of equity as well as commercial financing to provide the necessary working capital. The company currently has no other commitments for financing. There are no assurances the Company will be successful in acquiring additional financing.

The Company has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness, and/or make acquisitions utilizing authorized shares of the capital stock of the Company.

Net Income (Loss)

The Company realized a net loss of ($518,683) for the year ended December 31, 2007 as compared to net income of $24,034 for the year ended December 31, 2006.

Liquidity and Capital Resources

The Company has relied primarily on funds generated from revenues, the issuance of common stock and use of its line of credit to finance its operations and expansion.  Cash and cash equivalents at December 31, 2006 were $181,196 as compared to $132,909 at December 31, 2007.  The net cash flows used by operating activities was $175,635, as compared to net cash flows used by operating activities of $97,245 as of December 31, 2006.  The net cash flows used by investing activities were $3,821,910, as compared to the net cash flows used by investing activities as of December 31, 2006 of 419,426. The Company has used its working capital to finance ongoing operations and the marketing of its products.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company’s results of operations or financial position.

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

ITEM 7. FINANCIAL STATEMENTS.

Comparative Audited Financial Statements as of and for the year ended December 31, 2007, and for the year ended December 31, 2006 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Other than as presented below, there were no changes in or disagreements with Accountants on Accounting and Financial Disclosure.

ITEM 8A(T).  CONTROLS AND PROCEDURES.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of their inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the chief executive officer and treasurer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2007, due to control deficiencies in two areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

1.	The company did not sufficiently segregate duties over incompatible functions at the corporate headquarters.

The company’s inability to sufficiently segregate duties is due to a staff vacancy at the corporate headquarters, which management expects to fill during the current year. Further, management has increased the frequency of independent reconciliations of significant accounts, which will mitigate the lack of segregation of duties until the accounting department at the corporate headquarters is fully staffed

2.	The company did not institute, as of December 31, 2007, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

Management has drafted a whistle-blower policy, and will communicate the policy as soon as it is approved by the Board of Directors.  In addition, management is compiling specific procedures for the Chairman of the Audit Committee to independently investigate and resolve any issues or concerns raised. Management expects that this material weakness will be fully remedied during the second quarter of 2008.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer and treasurer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Based solely on a review of the fiscal year ended December 31, 2007 and subsequently, the Company is unaware that any required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2007 and prior.  Kurt was not considered an executive officer?

 Summary Compensation Table

Name and
principal
position
(a)		Annual compensation				Long-term compensation
All other
compen-
	Year			Other	Awards		Payouts	sation($)(i)
				annual	Restricted	Securities
		Salary	Bonus	compen-	stock	under-	LTIP
		($)	($)	sation($)	award(s)	lying	payouts
					($)	options/	($)
	(b)	(c)	(d)	(e)	(f)	SAR (#)(g)	(h)

Darryl Reed,	2007	197,210	0	0	$10,000	1,000,000	0	0
President	2006	199,650	0	0	$10,000	1,000,000	0	0
	2005	199,650	0	0	$10,000	1,000,000	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2007 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of Class	Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class
Common Stock	Darryl Reed	3,008,945	24.3%
Common Stock	Leon Zajdel	478,747	3.9%
Common Stock	Melissa Held	100,000	0.8%
Common Stock	Fernando Mathov	100,000	0.8%
	All four persons listed above, together	3,687,692	29.8%

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

Stock Option Plan.

The Company has also filed a Stock Option Plan for Employees on Form S-8 in December 2001.  The Company had not issued any Stock Options pursuant to the Plan included therein to any employees as of December 31, 2007.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the years ended December 31, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2007	December 31, 2006
(i)	Audit Fees	$45,000	$45,000
(ii)	Audit Related Fees	$0	$0
(iii)	Tax Fees	$0	$0
(iv)	All Other Fees	$0	$0
	Total fees	$45,000	$45,000

AUDIT FEES. The Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2007 or 2006.

TAX FEES. Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There were no charges for tax services provided in fiscal 2007 or 2006.

ALL OTHER FEES. All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/Darryl Reed	President, Secretary, Director	March 29, 2008
Darryl Reed

/s/Olin Greene	Treasurer	March 29, 2008
Olin Greene

/s/Melissa Held Marsden	Director	March 29, 2008
Melissa Held Marsden

/s/ Fernando Mathov	Director	March 29, 2008
Fernando Mathov

/s/ Leon Zajdel	Chairman of the Board	March 29, 2008
Leon Zajdel

Exhibit No.	Description

3.1	Articles of Incorporation, under the name Micro Tech Industries, Inc. (incorporated by reference in the filing of the Company’s annual report on Form 10KSB filed on April 15, 1998).
3.2
Amendment to the Articles of Incorporation (incorporated by reference in the Company’s quarterly report filed on Form 10 Q filed on May 15, 1997).

3.3	Amended and Restated Bylaws (incorporated by reference in the filing of the Company’s annual report on Form 10KSB filed on November 12, 1999).

16.1	Letter on change in certifying accountant (incorporated by reference in the filing of the Company’s current report on Form 8-K filed on January 5, 2001).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Darryl Reed (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Olin Greene (filed herewith).

32.	Section 1350 Certification of Darryl Reed and Olin Greene (filed herewith).

Amendment to the Articles of Incorporation (incorporated by reference in the Company’s quarterly report filed on Form 10 Q filed on May 15, 1997).

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2007 AND 2006

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
NEXT GENERATION MEDIA CORP.

Next Generation Media Corporation

and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2007 and 2006

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
(703) 242-6500
FAX (703) 242-1600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

We have audited the accompanying consolidated balance sheet of Next Generation Media Corporation and its subsidiaries (a Nevada Incorporation) as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Media Corporation and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

s/s Turner, Jones & Associates, PLLC
Vienna, Virginia
March 28, 2008

Next Generation Media Corporation
Consolidated Balance Sheet
As of December 31, 2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$132,909
Accounts receivable, net of
uncollectible accounts of $15,608	163,596
Inventories	79,489
Prepaid expenses and other current assets	48,774

Total current assets	424,768

PROPERTY, PLANT AND EQUIPMENT AT COST:
Land	565,270
Building	3,108,989
Equipment	1,236,671
Furniture and fixtures	38,758
Leasehold improvements	107,300
Computer equipment/software	384,839
Software development	411,391
Vehicles	9,200

Total property, plant and equipment	5,862,418

Less: accumulated depreciation	(1,234,034)

Net property, plant and equipment	4,628,384

OTHER ASSETS:
Goodwill	951,133

Total other assets	951,113

TOTAL ASSETS	$6,004,285

See accompanying notes and accountant's audit report

Next Generation Media Corporation
Consolidated Balance Sheet
As of December 31, 2007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Obligation under capital leases, current portion	$79,453
Notes payable, current portion	27,183
Lines of credit	210,000
Accounts payable	291,553
Accrued expenses	102,161
Pension payable	34,628
Sales tax payable	2,514

Total current liabilities	747,492

LONG TERM LIABILITIES:
Obligation under capital leases	211,557
Notes payable	3,709,541

Total long term liabilities	3,921,098

Total liabilities	4,668,590

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
authorized, 12,373,397 issued and outstanding	123,734
Additional paid in capital	7,379,744
Accumulated deficit	(6,167,783)

Total stockholders' equity	1,335,695

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,004,285

See accompanying notes and accountant's audit report

Next Generation Media Corporation
Consolidated Statements of Operations
For The Years Ended December 31, 2007 and 2006

	2007	2006

REVENUES:
Coupon and postage sales, net of discounts	$7,409,038	$7,861,303
Franchise fees	79,000	89,000

Total revenues	7,488,038	7,950,303

COST OF GOODS SOLD	5,666,879	5,989,048

GROSS MARGIN	1,821,159	1,961,255

OPERATING EXPENSES:
General and Administrative	1,996,409	1,934,394
Depreciation and amortization	260,963	99,481

Total operating expense:	2,257,372	2,033,875

Income (Loss) from operations	(436,213)	(72,620)

OTHER INCOME AND EXPENSES:
Other income (expense)	59,646	102,318
Interest expense, net	(163,810)	(13,464)
Gain on sale of equipment	-	7,800

Total other income (expense)	(104,164)	96,654

Income (Loss) before provision for income tax	(540,377)	24,034

Provision for income tax	-	-

Net income before minority interest	$(540,337)	$24,034

Minority interest	$21,694	$-

Income (loss) applicable to common shareholders	$(518,683)	$24,034

Basic income/(loss) per common share	$(0.04)	$0.00

Weighted average common shares outstanding	12,373,397	12,373,397

Diluted income/(loss) per common share	$(0.04)	$0.00

Fully diluted common shares outstanding	13,223,397	13,504,897

See accompanying notes and accountant's audit report

Next Generation Media Corporation
Consolidated Statements of Stockholders' Equity

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2005	12,373,397	123,734	7,379,744	(5,651,440)	1,852,038

Net Income	-	-	-	24,034	24,034

Balance December 31, 2006	12,373,397	123,734	7,379,744	(5,627,406)	1,876,072

Net loss	-	-	-	(518,683)	(518,683)

Minority Interest	-	-	-	(21,694)	(21,694)

Balance December 31, 2007	12,373,397	123,734	7,379,744	(6,167,783)	1,335,695

See accompanying notes and accountant's audit report

Next Generation Media Corporation
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(518,683)	$24,034
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	(21,694)	-
Gain on sale	-	(7,800)
Depreciation and amortization	260,963	99,802
(Increase)/decrease in assets
Receivables	2,729	(143,040)
Inventories	17,945	(36,587)
Prepaids and other current assets	19,412	15,183
Increase/(decrease) in liabilities
Accounts payable	87,883	(12,498)
Accrued expenses	(25,730)	(21,628)
Pension payable	364	(14,255)
Sales tax payable	1,176	(456)

Net cash flows (used) by
operating activities	(175,635)	(97,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of fixed assets	(3,821,910)	(427,226)
Sale of equipment	-	7,800

Net cash used by investing activities	(3,821,910)	(419,426)

See accompanying notes and accountant's audit report

Next Generation Media Corporation
Statements of Cash Flows (continued)
For The Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under capital lease	184,000	53,524
Borrowing under notes payable	3,700,000	100,000
Borrowing under lines of credit	110,000	-
Repayment of notes payable and capital lease	(44,742)	(66,542)

Net cash provided by financing activities	3,949,258	86,982

NET (DECREASE) IN CASH	(48,287)	(429,689)

CASH, BEGINNING OF PERIOD	181,196	610,885

CASH, END OF PERIOD	$132,909	$181,196

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Income taxes	-	-
Interest	$164,794	$62,685

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation:

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April of 1997.  The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services.  Sales are conducted through a network of franchises that the Company supports on a wholesale basis.  At December 31, 2007, the Company had approximately 29 active area franchise license agreements located throughout the United States.  The consolidated financial statements include the accounts of Next Generation Media Corporation and its subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation.  When we refer to “we”, “our”, or “us” in this document, we mean Next Generation Media Corporation and its subsidiaries.

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

Estimated useful lives are as follows:

Furniture, Fixtures and Equipment	7-10 years
Leasehold Improvements	10 years
Vehicles	5 years
Computers & Software	5 years
Software Development	5 years
Buildings	39 years

Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $260,963 and $99,481 respectively.

Internal-Use Software Costs:

The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training.  Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project, and it is probable that the project will be completed and the Software will be used for the function intended.  As of December 31, 2007, capitalized software costs totaled $411,391.  The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software.

Intangibles:

The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets. The Company annually evaluates the goodwill for possible impairment.  The Company performed an assessment of the fair value of its sole reporting unit as defined by SFAS No. 142 and compared it to the carrying value of its reporting unit.  The Company’s market capitalization was less than the Company’s book value indicating possible impairment under the test established by SFAS No. 142.  The Company determined the fair value of its assets on a class-by-class basis.  The fair values of the Company’s assets were based upon the expected cash flow from the Company’s business, assuming a discount rate that reflects the degree of risk involved with this type of business.  The fair value of goodwill was in excess of its carrying value, and therefore, no impairment was recorded.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred.  Advertising costs charged to operations for the years ended December 31, 2007 and 2006 were $105,340 and $89,912 respectively.

Revenue Recognition:

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting

Bulletin No. 101, Revenue Recognition In Financial Statements ("SAB101").  SAB 101 requires  that four basic  criteria must be met before  revenue can be  recognized:  (1)  persuasive  evidence of an arrangement exists;  (2)  delivery  has  occurred;  (3)  the  selling  price  is  fixed  and determinable;  and (4)  collectibility is reasonably  assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company recognizes revenue from the design production and printing of coupons upon delivery.  Revenues from initial franchise fee is recognized when substantially all services or conditions relating to the sale have been substantially performed.  Substantially all services or conditions are performed prior to receipt of payment from the franchisee.  Franchise support of $150 per quarter and other charges are recognized when billed to the franchisee.  Amounts billed or collected in advance of final delivery or shipment are reported as unearned revenue.

SAB 104   incorporates   Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements.  EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Impairment of Long-Lived Assets:

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Comprehensive Income:

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the years ended December 31, 2001 and subsequent years. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

Stock Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The Company did not issue any stock options during the years ended December 31, 2007 and 2006.

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ending December 31, 2007 and 2006 was $0, net of tax effect.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Liquidity

As shown in the accompanying financial statements, the Company recorded a net income/(loss) of $(518,683) and $24,034 during the years ended December 31, 2007 and 2006, respectively. The Company's total assets exceeded its total liabilities by $1,335,695 as of December 31, 2007.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

New Accounting Pronouncements:

In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”).  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. SFAS No.156 did not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, FASB issued its SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to  the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

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

Income Taxes:

The Corporation uses Statement of Financial Standards No. 109 Accounting for Income Taxes (SFAS No. 109) in reporting deferred income taxes.  SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for expected future income tax consequences of events that have been recognized in the company’s financial statements.  Under this method, deferred tax assets and liabilities are determined based on temporary differences in financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which temporary differences are expected to reverse.

Risks and Uncertainties:

The Company operates in an environment where intense competition exists from other companies.  This competition, along with increases in the price of paper, can impact the pricing and profitability of the Company.

The Company at times may have cash deposits in excess of federally insured limits.

Reclassifications:

Certain amounts on the 2006 financial statements have been reclassified to conform to the 2007 presentation.

Accounts Receivable:

The Corporation grants credit to its customers, which includes the retail sector and their own franchisees.  The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company believes will be uncollectible.  Allowance for uncollectible accounts as of December 31, 2007 was $15,608.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings Per Common Share:

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").  Under SFAS No. 128, basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding.  Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilative common shares outstanding during the period.  The Company had 850,000 and 1,131,500 options issued and outstanding as of December 31, 2007 and 2006, respectively to purchase stock at a weighted average exercise price of $0.50 and $0.62, respectively.

Inventories:

Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries United Marketing Solutions, Inc. and Dynatech, LLC for the years ended December 31, 2007 and 2006.  All inter-company balances and transactions have been eliminated in consolidation.

Revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities requires the primary beneficiary of a variable interest entity to consolidate that entity on its financial statements.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity.  Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of its variable interests.

Minority Interest:

The minority interest represents the minority or non-controlling shareholders’ or members’ proportionate share of the equity of the Company’s subsidiaries and are adjusted for the minority’s shares of the profits and losses incurred by these subsidiaries.  No value is recognized on the balance sheet as all minority interest holders lacked capital investment in the related subsidiaries.

NOTE 2 – RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees.  The Corporation may contribute up to 3% of each eligible employee’s gross wages.  Employees can elect up to 15% of their salary to be contributed before income taxes up to the annual limit set by the Internal Revenue Code.  The Corporation contributed $34,628 and $34,264 in matching contributions, net of forfeitures for 2007 and 2006, respectively.

NOTE 3 – NOTES PAYABLE

Notes payable at December 31, 2007 consists of:

Obligation to Bank of America, bearing interest at 6.4% per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed.  Balance outstanding at December 31, 2007 was $36,724.

Obligation to Virginia Commerce Bank, bearing interest at 6.625% per annum, the loan is payable in three hundred monthly installments with a minimum payment consisting of the accrued interest amount for the first three years and amortized thereafter, collateralized by the property located at 7644 Dynatech Court.  Balance outstanding at December 31, 2007 was $3,700,000.

The 5 year schedule of maturities is as follows:

2008	27,183
2009	9,541
2010	0
2011	0
Thereafter	3,700,000

3,736,724

NOTE 4-LINES OF CREDIT

The Company has two lines of credit in the amounts of $500,000 and $150,000 secured by the Company’s accounts receivable.  The first line of credit for $500,000 matures on 6/18/08 and calls for interest of 7.25% per annum.  The balance outstanding at December 31, 2007 was $60,000.

The second line of credit of $150,000 matures on 10/01/08 and calls for interest of 8.25% per annum.  The balance outstanding at December 31, 2007 was $150,000.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Future minimum annual lease payments for capital and operating leases as of December 31, 2007 are:

	Operating	Capital

2008	0	98,444

2009	0	77,916

2010	0	46,763

2011	0	33,944

Thereafter	0	73,544

Total	0	330,611

Rent expense for the years ended December 31, 2007 and 2006 was $116,736 and $280,006, respectively.

The Company has entered into various employment contracts.  The contracts provided for the award of present and/or future shares of common stock and/or options to purchase common stock at fair market value of the underlying options at date of grant or vesting. The contracts can be terminated without cause upon written notice within thirty to ninety days.  The Company is party to various legal matters encountered in the normal course of business.  In the opinion of management and legal counsel, the resolution of these matters will not have a material adverse effect on the Company’s financial position or the future results of operations.

NOTE 6 – INCOME TAXES

Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

Management has provided a valuation allowance for the total net deferred tax assets as of December 31, 2007 and 2006, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

The company filed a consolidated return, with a tax liability of $0 for the year 2007.  At December 31, 2007, the Company had net operating loss carry forwards for federal income tax purposes of approximately $2,900,000 which are available to offset future taxable income, if any, on a scheduled basis through 2027.

NOTE 7 – OBLIGATION UNDER CAPITAL LEASE

The Company acquired machinery under the provisions of long-term leases.  For financial reporting purposes, minimum lease payments relating to the machinery have been capitalized.

The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of December 31, 2007 are as follows:

Total minimum lease payments	$330,611

Amount representing interest	39,601

Present value of net minimum lease payments	291,010

Current portion	79,453

Long-term capital lease obligation	$211,557

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of the following items:

Goodwill	$1,341,850
1,341,850
Less accumulated amortization (Pre January 1, 2002)	(390,717)
Less impairment	(255,465)
Intangible assets, net	$695,668

NOTE 9 - PUBLIC STOCK LISTING

Next Generation Media Corporation common stock began trading on the OTC Bulletin Board on June 11, 2001, under the symbol NGMC.

NOTE 10 - SEGMENT INFORMATION

The Company has two reportable segments for the twelve-month periods ended December 31, 2007 and 2006.

United Marketing Solutions. United was acquired on April 1, 1999. The entity is a wholly owned subsidiary. United operates a direct mail marketing business and is the Company’s primary line of business.

Dynatech, LLC began operations on June 22, 2007. The entity is a variable interest entity. Dynatech, LLC is a commercial real estate business.

The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company's reporting segments for the periods ending December 31, 2007 and 2006 are presented below:

Year Ended
December 31, 2007

	United	Dynatech	NGMC	Eliminating	Total
				Entries
Revenue	7,488,038	161,081	135,000	(296,081)	7,488,038

Segment profit/(loss)	(516,819)	(11,682)	(48,952)	58,770	(518,683)

Total Assets	2,164,228	3,719,802	1,613,401	(1,493,146)	6,004,285

Year Ended
December 31, 2006	Segment	Parent	Eliminations	Total

Revenue	7,950,303	148,500	(148,500)	7,950,303

Segment profit/(loss)	63,321	(39,287)	-	24,034

Total assets	2,275,554	1,439,650	(1,183,493)	2,531,711

NOTE 11-OPTIONS TO PURCHASE COMMON STOCK

A summary of the status of the Company’s outstanding common stock options as of December 31, 2007 and 2006:

Number of Shares
December 31, 2005	1,050,000
Granted	0
Exercised	0
Forfeited	0
Expired	200,000
December 31, 2006	850,000
Granted	0
Exercised	0
Forfeited	0
Expired	0
December 31, 2007	850,000

NOTE 12-EMPLOYEE STOCK INCENTIVE PLAN

One December 26, 2001, the Company adopted the Employee Stock Incentive Plan authorizing 3,000,000 shares at a maximum offering price of $0.10 per share for the purpose of providing employees equity-based compensation incentives.  During 2007 and 2006, no shares were issued under the plan.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company leases its office and warehouse space from Dynatech, LLC, here-after referred to as the “Lessor”.  The Lessor is owned 65% by the Company President and 35% by the Company’s wholly owned subsidiary United Marketing Solutions, Inc.  The rent paid to the related party in 2007 was $116,736 and the monthly payment as of December 31, 2007 was $24,345 with a built in increases per year of four percent (4%) and with a term set to expire in 2012.

NOTE 14 – INVESTMENT IN SUBSIDIARY

In June 2007, the Company’s wholly owned subsidiary United Marketing Solutions, Inc. entered into an operating agreement with the Company President to form Dynatech, LLC.  The Company President owns 65% of the new entity and United Marketing Solutions, Inc. owns 35%.

NOTE 15 – SUBSEQUENT EVENTS

There were no material subsequent events.