Form 10-Q
period 2008-03-31
NEXT GENERATION MEDIA CORP
filed 2008-05-19
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.
or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-28083

NEXT GENERATION MEDIA CORP.
 (Exact name of registrant as specified in its charter)

Nevada	88-0169543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7644 Dynatech Court, Springfield, VA	22153
(Address of principal executive offices)	(Zip Code)

703-644-0200
 (Registrant’s telephone number, including area code)

_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  As of May 14, 2008 there were 12,373,397 shares of common stock, $0.01 par value issued and outstanding.

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$179,110	$132,909
Accounts receivable, net of allowance of $28,255 and $15,608, respectively	372,421	163,596
Inventory	69,464	79,489
Prepaid expenses and other current assets	187,142	48,774
Total current assets	808,137	424,768

Fixed assets, net	4,551,174	4,628,384

Other assets:
Goodwill	951,133	951,133

	$6,310,444	$6,004,285

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$618,541	$430,856
Capital leases payable	73,283	79,453
Notes payable	27,621	27,183
Lines of credit	396,000	210,000
Total current liabilities	1,115,445	747,492

Long term debt, less current maturities:
Capital leases payable	182,604	211,557
Notes payable	3,702,510	3,709,541
Total long term liabilities	3,885,114	3,921,098
Total liabilities	5,000,559	4,668,590

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 12,373,397 shares issued and outstanding	123,734	123,734
Additional paid in capital	7,379,744	7,379,744
Accumulated deficit	(6,193,593)	(6,167,783)
Total stockholders' equity	1,309,885	1,335,695
	$6,310,444	$6,004,285
See the accompanying notes to the unaudited condensed consolidated financial statements

LIFESTEM INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2008	2007
REVENUES:
Net sales	$1,555,428	$2,050,196
Cost of sales	(1,031,288)	(1,444,345)
Gross profit	524,140	605,851

OPERATING EXPENSES:
Selling and administrative	409,561	554,200
Depreciation	77,211	49,382
Total operating expenses	486,772	603,582

INCOME FROM OPERATIONS	37,368	2,269

Other income	12,830	16,508
Gain on disposal of equipment	1,500	-
Interest expense, net	(77,509)	(7,658)

Net Income (loss) before income taxes	(25,811)	11,119

Income taxes	-	-

NET INCOME (LOSS) BEFORE MINORITY INTEREST	$(25,811)	$11,119

Minority interest	3,097	-

INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	$(22,714)	$11,119

Net Income (loss) per common share-basic (Note A)	$(0.00)	$0.00

Net Loss per common stock-assuming fully diluted (Note A)		(see Note A)

Weighted average number of common shares outstanding-basic	12,373,397	12,373,397

Weighted average number of common shares outstanding-fully diluted		(see Note A)

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,714)	$11,119
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(3,097)	-
Adjustments for depreciation	77,211	49,382
(Increase) decrease in:
Accounts receivable	(208,825)	(224,889)
Inventory	10,025	(207)
Prepaid expenses and other current assets	(138,368)	(140,525)
Increase (decrease) in:
Accounts payable and accrued expenses	187,685	181,053
Deferred rent	-	46,256
Customer deposits	-	16,426

Net cash used in operating activities	(98,083)	(61,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,103)
Net cash used by investing activities	-	(1,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	186,000	50,000
(Payments) on notes payable and capital leases, net	(41,716)	(17,020)
Net cash provided by financing activities	144,284	32,980

Net decrease in cash and cash equivalents	46,201	(29,508)
Cash and cash equivalents at beginning of period	132,909	181,196
Cash and cash equivalents at end of period	$179,110	$151,688

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$77,880	$7 ,658
Cash paid during the period for taxes	$-	$-

See the accompanying notes to the consolidated financial statements

NEXT GENERATION MEDIA CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April of 1997.  The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services.  Sales are conducted through a network of franchises that the Company supports on a wholesale basis.  At March 31, 2008, the Company had approximately 29 active area franchise license agreements located throughout the United States.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, United Marketing Solutions, Inc., and a variable interest entity Dynatech, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition
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

SAB 104   incorporates   Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS.  EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Use of Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash Equivalents

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market determined by the average cost method.  Inventories consist of products available for sale to distributors and customers.

Components of inventories as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Raw materials	$69,464	$79,489
Finished goods	0	0

Total	$69,464	$79,489

Property and Equipment

Property and equipment are stated at cost.  When retired or otherwise disposed, the related  carrying value and  accumulated  depreciation  are removed from the respective  accounts  and the net  difference  less  any  amount  realized  from disposition,  is  reflected  in  earnings.  For financial statement purposes, property  and  equipment  are  recorded  at  cost  and  depreciated   using  the straight-line method over their estimated useful lives as follows:

Furniture and fixtures	5 years
Office equipment	3 to 5 years
Manufacturing equipment	3 to 8 years
Buildings	40 years

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs. The Company did not incur impairment losses for the three month period ended March 31, 2008 and 2007.

Income Taxes

The Company has adopted Financial Accounting Standards No. 109 ("SFAS 109") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs".  Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company did not incur expenditures on research and product development for the three months ended March 31, 2008 and 2007.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations $3,283 and $3,323 as advertising costs for the three months ended March 31, 2008 and 2007, respectively.

Comprehensive Income

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

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

The Company had no employee stock options issued and outstanding at March 31, 2008. All prior awards of stock options were vested at the time of issuance in prior years.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three months ended March 31, 2008 and 2007 was 12,373,397. In determining the number of shares used in computing diluted loss per share for the three months ended March 31, 2008 and 2007, common stock equivalents derived from shares issuable from the exercise of stock options are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company had a net income from operations of $37,368 during the three month period ended March 31, 2008.  The Company's total assets exceeded its total liabilities by $1,309,885 as of March 31, 2008.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At March 31, 2008 and December 31, 2007, allowance for doubtful account balance was $28,255 and $15,608, respectively.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We did not have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006.  The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on the Company's financial position and results of operations.

In September 2006, the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006, the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to  the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted FSP 00-19-2 in the preparation of the financial statements (see Note 1).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”).  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”).  SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”  (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 will be effective for fiscal years beginning after December 15, 2007.  The Company does not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

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

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Furniture and fixtures	$38,758	$38,758
Land	565,270	565,270
Building	3,108,989	3,108,989
Equipment	1,236,672	351,183
Vehicles	9,200	9,200
Leasehold improvements	107,300	107,300
Software development	411,391	411,391
Computer equipment	384,839	384,839
	5,862,419	5,862,419
Less: Accumulated depreciation	1,311,245	1,234,035

Net property and equipment	$4,551,174	$4,628,384

The total depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $77,211 and $49,382, respectively.

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
Note payable-Virginia Commerce Bank, bearing interest at 6.625% per annum, the loan is payable in three hundred monthly installments with a minimum payment consisting of the accrued interest amount for the first three years and amortized thereafter, collateralized by the property located at 7644 Dynatech Court.	3,700,000	3,700,000

Note payable-Obligation to Bank of America, bearing interest at 6.4% per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed.	30,131	36,724
	3,730,131	3,736,724

Less: current maturities:	(27,621)	(27,183)

Long term portion	$3,702,510	$3,709,541

NOTE D – OPTIONS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued at March 31, 2008:

		Options Outstanding		Options Exercisable
Exercise	Number	Weighted Average	Weighed Average
Price Range	Outstanding	Remaining Contractual	Exercise Price	Number	Weighted Average
		Life (Years)		Exercisable	Exercise Price
$0.1232 to $0.50	850,000	1.97	$0.50	850,000	$0.37

Transactions involving stock options issued are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006	850,000	$0.37
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	850,000	0.37
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2008	850,000	$0.37

NOTE E - RELATED PARTY TRANSACTIONS

The Company leases its office and warehouse space from Dynatech, LLC, here-after referred to as the “Lessor”.  The Lessor is owned 65% by the Company President and 35% by the Company’s wholly owned subsidiary United Marketing Solutions, Inc.  The Lessor is charging a market rate per square foot for the lease and the local lease market will be evaluated on a continual basis to ensure that a market rate is maintained.

NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Accounts payable	$101,636	$76,565
Credit card liability	216,455	100,065
Accrued salaries	110,679	100,595
Payroll liabilities	32,490	16,887
Deferred revenue	-	16,426
Accrued liabilities	157,281	120,318
	$618,541	$430,856

NOTE G - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  A management estimates that at March 31, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $13,000,000, expiring in the year 2023, that may be used to offset future taxable income.  Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of March 31, 2008 and December 31, 2007:
Non current:

	March 31, 2008	December 31, 2007
Net operating loss carryforward	$3,205,000	$3,180,000
Valuation allowance	$(3,205,000)	$(3,180,000)
Net deferred asset	$0.00	$0.00

NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has recorded equipment purchased under non-cancelable leases with an original cost of $497,219 as of March 31, 2008. Depreciation expenses of $14,339 have been charged to operations for the three months ended March 31, 2008 for leased equipment.

Employment Agreements

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

NOTE I – INTANGIBLE ASSETS

Intangible assets consist of the following items:

Goodwill	$1,341,850
Less accumulated amortization (Pre January 1, 2002)	(390,717)
Less impairment	-
Intangible assets, net	$951,133

NOTE J - SEGMENT INFORMATION

The Company has two reportable segments for the three month period ended Marcy 31, 2008.

United Marketing Solutions.  United was acquired on April 1, 1999.  The entity is a wholly owned subsidiary.  United operates a direct mail marketing business and is the Company’s primary line of business.

Dynatech, LLC.  Dynatech, LLC began operations on June 22, 2007.  The entity is a variable interest entity.  Dynatech, LLC is a commercial real estate business.

The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies.  Summarized financial information concerning the Company's reporting segments for the periods ending March 31, 2008 and December 31, 2007 are presented below:

Quarter Ended
March 31, 2008

	United	Dynatech	NGMC	Eliminating Entries	Total
Revenue	1,555,428	76,755	7,500	(84,255)	1,555,428

Segment profit/(loss)	21,324	(4,765)	(42,369)	3,098	22,714

Total Assets	2,481,909	3,722,347	523,347	(417,159)	6,310,444

Year Ended
December 31, 2007

	United	Dynatech	NGMC	Eliminating Entries	Total
Revenue	7,488,038	161,081	135,000	(296,081)	7,488,038

Segment profit/(loss)	(516,819)	(11,682)	(307,417)	58,770	(777,148)

Total Assets	2,164,228	3,719,802	1,357,936	(1,493,146)	5,748,820

NOTE K - LINES OF CREDIT

The Company has two lines of credit in the amounts of $500,000 and $150,000 secured by the Company’s accounts receivable.

The first line of credit for $500,000 matures on 6/18/08 and calls for interest of 7.25% per annum.  The balance outstanding at March 31, 2008 was $246,000.

The second line of credit of $150,000 matures on 10/01/08 and calls for interest of 8.25% per annum.  The balance outstanding at March 31, 2008 was $150,000.

ITEM II.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this Form 10-Q and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made.  These statements are subject to risks and uncertainties, some of which are described below.  Actual results may differ materially from historical earnings and those presently anticipated or projected.  We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

General Overview

Next Generation Media Corp. is part of the fast-growing $50 billion direct mail industry. Our core product is the cooperative coupon envelope. However, we have other products to support local advertisers, such as solo postcards, new mover mailings, booklets and restaurant marketing packages.  Our corporate headquarters is based in Springfield, Virginia. We have been helping small to medium-sized businesses nationwide with their advertising needs since 1981.

Revenues

During the three months ended March 31, 2008 the Company experienced a decrease in total revenues with sales of  $1,555,428 as compared to $2,050,196 for the three months ended March 31, 2007. The Company has continued its commitment to offer incentives to the franchise network to grow their businesses and, in turn, increase Company production levels. Production incentives and credits provided to the network increased slightly, from 6% of gross segment revenue in the first quarter of 2007 to 6.3% in the first three months of 2008. Despite providing incentives consistent with those of prior years, production and revenue realized from the core product client base continue to fall. The number of 10,000-home mailing areas dropped approximately 19% in the first three months of 2008 compared to the same period in 2007. Advertising units in the first quarter of 2008 were also down approximately 20% from the same period in 2007. Overall  core product revenue in the first three months of 2008 was down approximately 24% from the same period in 2007.

Costs and Expenses

The Company initiated significant downsizing at the end of the third quarter in 2008.  Severance packages to  tenured employees prevented the downsizing from having a material effect in the fourth quarter of 2007. For the first three months of 2008, production and administative payrolls were down approximately 33% when compared to the first three months of 2007. Going forward, labor force size and utilization will continue to be carefully monitored and addressed should production levels continue to fluctuate.

The Company continues to offer significant incentive programs designed to facilitate growth of existing franchises, and will continue to evaluate staffing requirements, marketing tools, and other various opportunities to increase the visibility necessary to achieve additionasl network growth.

Total costs of goods sold as a percentage of sales, for the three month period ended March 31, 2008 were 66.3%, down from 70.4% during the same period in 2007.  While the costs of labor and core raw materials such as paper, ink, and envelopes – along with the fuel costs associated with these materials – continues to rise, the Company continues to build strong relationships with core material vendors in order to contain cost increases. And while costs have increased, the Company has for the most part absorbed these costs and resisted regular increases to its price list. Cost of goods will fluctuate from quarter to quarter and year to year based on production workflow and market conditions. These cost fluctuations may result in the need for rightsizing adjustments  to maintain competitive market position.

Total operating expenses for the first three months of 2008 decreased approximately 22% from the same period in 2007. The decrease is due, in part, to the reduction in administrative payroll and a much diminished need for outsourcing IT and software development. Depreciation Expense increased from $49,382 in the first three months of 2007 to $77,211 in the same period for 2008, primarily due to the reportable depreciation of the building acquired by Dynatech LLC. Income from operations increased from $2,269 for the three months of 2007 to $37,368 for the first three months of 2008. EBITDA for the same periods also increased, from $51,651 to $114,579.

The Company continues to explore new sales and production opportunities that will expand production levels, amrket awareness, and market territory. Internal sales staff will be utilized to augment the sales of the company’s product line. Alternative printing opportunities are being researched that may provide additional ways of maximizing the use of the print facility.

Net Income

The Company realized a Net Loss for the three months ended March 31, 2008 of $(25,811) as compared to Net Income of $11,119 at March 31, 2007 which was due primarily to a decrease in revenue received from its franchise owners.  Operationally, the Company believes that increased revenues and profitability can be attained by expanding the current franchise network and through the introduction  of internal sales staff to the marktplace.

Liquidity and Capital Resources

Total assets increased from $6,004,285 at March  31,2007 to $6,310,444 at March  31,2008 as total current liabilities increased from $747,492 at March 31,2007 to $1,115,445 at March 31,2008 due,in part, to additional draws on lines of credit to make up for the shortfall in production revenues. The Company uses credit to manage cash flow and build cash reserves. Finannce charges are avoided by paying outstanding balances in full by due dates.

While the Company has raised capital to meet its working caoital and financing needs in the past, additional financing may be required in order to meet the Company’s current and projected cash flow requirements. As previously mentioned, the Company has obtained financing in the forms of equity as well as commercial financing to provide the necessary working capital. The Company currently has no other commitments for financing. There are no assurances the Company will be successful in acquiring additional financing.

The Company has issued shares of its common stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness, and/or make acquisitions utilizing authorized  shares of the capital stock of the Company.

Introduction

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

PROPERTIES

Corporate

The Company's principal executive and administrative offices are located at 7644 Dynatech Court, Springfield, VA 22153.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Other than as provided within this Form 10-Q and other filings, we do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES

The Company currently has 53 employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

Forward Looking Statements.

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the Company's ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-KSB will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

Inflation

In the opinion of management, inflation has had a material effect on the operations of the Company.  Costs of raw materials and the fuel surcharges to ship the materials continue to rise but the Company is continuing its cost cutting measures and negotiations with vendors to minimize the effect.

Cautionary Factors that may Affect Future Results

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

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

Uncertainty of future results

Potential fluctuations in quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including:  the demand for the Company's products and services; seasonal trends in demand and pricing of products and services; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations; the introduction of new services and products by the Company or its competitors; price competition or pricing changes in the industry; political risks and uncertainties involving the world's markets; technical difficulties and general economic conditions.  The Company's quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters.  Due to the foregoing factors, among others, it is possible that the Company's operating results may fall below the expectations of the Company and/or investors in some future quarter.

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements

We have had limited working capital and we may rely upon notes (borrowed funds) to operate. We may seek to raise capital from public or private equity or debt sources to provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining.  We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

Potential fluctuations in quarterly operating results

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the healthcare industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Dependence Upon Management

Our future performance and success is dependent upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Darryl Reed.  If we lost the services of Mr. Reed or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business.

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

Limited Market Due To Penny Stock

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:- - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; -Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker- dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending March 31, 2008 other than disclosed within this Form 10Q, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending March 31, 2008 other than as disclosed herein.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-Q other than disclosed below.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

May 19, 2008	By:	/s/ Darryl Reed
Darryl Reed
CEO