Form 10-Q
period 2008-06-30
NEXT GENERATION MEDIA CORP
filed 2008-08-20
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  As of June 30, 2008 there were 12,373,397 shares of common stock, $0.01 par value issued and outstanding.

2 | Page

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
	June 30, 2008 and December 31, 2007 (Unaudited)	Page 4

Condensed Consolidated Statements of Operations:
	Three Months Ended June 30, 2008 and 2007 (Unaudited)	5

Condensed Consolidated Statements of Operations:
	Six Months Ended June 30, 2008 and 2007 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows:
	Six Months Ended June 30, 2008 and 2007 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)		8-16

Item 2.	Management's Discussion And
	Analysis of Financial Condition
	And Results of Operations	17-20

Item 3. Controls and Procedures		21

Part II - Other Information

Item 1.	Legal Proceedings	21

Item 2.	Changes In Securities And Use Of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission Of Matters To A Vote Of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits And Reports On Form 8-K	22

Signatures and Certifications		23

3 | Page

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$320,834	$132,909
Accounts receivable, net of allowance of $29,755 and $15,608, respectively	208,616	163,596
Inventory	62,274	79,489
Prepaid expenses and other current assets	166,773	48,774
Total current assets	758,497	424,768

Fixed assets, net	4,473,963	4,628,384

Other assets:
Goodwill	951,133	951,133

	$6,183,593	$6,004,285

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$721,456	$430,856
Capital leases payable	65,000	79,453
Notes payable	23,435	27,183
Lines of credit	558,000	210,000
Total current liabilities	1,367,891	747,492

Long term debt, less current maturities:
Capital leases payable	171,090	211,557
Notes payable	3,700,000	3,709,541
Total long term liabilities	3,871,090	3,921,098
Total liabilities	5,238,981	4,668,590

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 12,373,397 shares issued and outstanding	123,734	123,734
Additional paid in capital	7,379,744	7,379,744
Accumulated deficit	(6,556,866)	(6,167,783)
Total stockholders' equity	946,612	1,335,695
	$6,185,593	$6,004,285
See the accompanying notes to the unaudited condensed consolidated financial statements

4 | Page

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,
	2008	2007
REVENUES:
Net sales	$1,390,057	$2,084,370
Cost of sales	1,221,577	1,636,164
Gross profit	168,480	448,206

OPERATING EXPENSES:
Selling and administrative	395,063	529,259
Depreciation	77,211	57,167
Total operating expenses	472,274	586,426

(LOSS) FROM OPERATIONS	(303,794)	(138,220)

Other income	23,866	24,307
Gain on disposal of equipment	-	-
Interest expense, net	(85,346)	(11,714)

Net (loss) before income taxes	(365,274)	(125,627)

Income taxes	-	-

NET (LOSS) BEFORE MINORITY INTEREST	$(365,274)	$(125,627)

Minority interest	3,577	-

(LOSS) APPLICABLE TO SHAREHOLDERS	$(361,697)	$(125,627)

Net (loss) per common share-basic (Note A)	$ (0.01)	$(0.01)

Net Loss per common stock-assuming fully diluted (Note A)	(see Note A)	(see Note A)

Weighted average number of common shares outstanding-basic	12,373,397	12,373,397

Weighted average number of common shares outstanding-fully diluted	See Note A	(see Note A)

See the accompanying notes to the unaudited condensed consolidated financial statements

5 | Page

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended June 30,
	2008	2007
REVENUES:
Net sales	$2,931,181	$4,146,707
Cost of sales	2,252,864	3,092,649
Gross profit	678,317	1,054,058

OPERATING EXPENSES:
Selling and administrative	804,624	1,086,459
Depreciation	154,422	106,549
Total operating expenses	959,046	1,193,008

(LOSS) FROM OPERATIONS	(280,729)	(138,950)

Other income	52,871	40,815
Gain on disposal of equipment	-	-
Interest expense, net	(163,227)	(19,372)

Net (loss) before income taxes	(391,085)	(117,507)

Income taxes	-	-

NET (LOSS) BEFORE MINORITY INTEREST	$ (391,085)	$(117,507)

Minority interest	6,674	-

(LOSS) APPLICABLE TO SHAREHOLDERS	$(384.411)	$(117,507)

Net (loss) per common share-basic (Note A)	$(0.01)	$(0.01)

Net (loss) per common stock-assuming fully diluted (Note A)	(see Note A)	(see Note A)

Weighted average number of common shares outstanding-basic	12,373,397	12,373,397

Weighted average number of common shares outstanding-fully diluted	(see Note A)	(see Note A)

See the accompanying notes to the unaudited condensed consolidated financial statements

6 | Page

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(384,411)	$(117,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(6,674)	-
Adjustments for depreciation	154,421	106,549
(Increase) decrease in:
Accounts receivable	(45,020)	(206,995)
Inventory	17,212	12,758
Prepaid expenses and other current assets	(117,997)	(31,930)
Increase in:
Accounts payable and accrued expenses	290,603	152,137
Deferred rent	-	66,949
Deferred revenue	-	65,094

Net cash provided (used) in operating activities	(91,866)	51,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(147,401)
Net cash (used) by investing activities	-	(147,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	348,000	50,000
(Payments) proceeds on notes payable and capital leases, net	(68,209)	193,606
Net cash provided by financing activities	279,791	243,606

Net increase in cash and cash equivalents	187,925	148,143
Cash and cash equivalents at beginning of period	132,909	181,196
Cash and cash equivalents at end of period	$320,384	$329,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$163,227	$19,372
Cash paid during the period for taxes	$-	$-

See the accompanying notes to the consolidated financial statements

7 | Page

NEXT GENERATION MEDIA CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April of 1997.  The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services.  Sales are conducted through a network of franchises that the Company supports on a wholesale basis.  At June 30, 2008, the Company had approximately 22 active area franchise license agreements located throughout the United States.

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

8 | Page

Inventories

Inventories are stated at the lower of cost or market determined by the average cost method.  Inventories consist of products available for sale to distributors and customers.

Components of inventories as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Raw materials	$62,274	$79,489
Finished goods	0	0

Total	$62,274	$79,489

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs. The Company did not incur impairment losses for the six month period ended June 30, 2008 and 2007.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs".  Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company did not incur expenditures on research and product development for the six months ended June 30, 2008 and 2007.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations $38,512 and $40,185 as advertising costs for the six months ended June 30, 2008 and 2007, respectively.

9 | Page

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

The Company had no employee stock options issued and outstanding at June 30, 2008. All prior awards of stock options were vested at the time of issuance in prior years.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the six months ended June 30, 2008 and 2007 was 12,373,397. In determining the number of shares used in computing diluted loss per share for the six months ended June 30, 2008 and 2007, common stock equivalents derived from shares issuable from the exercise of stock options are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company had a net loss from operations of ($303,794), during the three month period ended June 30, 2008.  The Company's total assets exceeded its total liabilities by $944,612 as of June 30, 2008.

10 | Page

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At June 30, 2008 and December 31, 2007, allowance for doubtful account balance was $29,755, and $15,608, respectively.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We did not have a material impact on our financial position, results of operations or cash flows.

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

11 | Page

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

12 | Page

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
Furniture and fixtures	$38,758	$38,758
Land	565,270	565,270
Building	3,108,989	3,108,989
Equipment	1,236,672	1,236,672
Vehicles	9,200	9,200
Leasehold improvements	107,300	107,300
Software development	411,390	411,391
Computer equipment	384,839	384,839
	5,862,419	5,862,419

Less: Accumulated depreciation	1,388,456	1,234,035

Net property and equipment	$4,473,963	$4,628,384

The total depreciation expense for the six months ended June 30, 2008 and 2007 amounted to $154,422, and $106,549, respectively.

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008	December 31, 2007
Note payable-Virginia Commerce Bank, bearing interest at 6.625% per annum, the loan is payable in three hundred monthly installments with a minimum payment consisting of the accrued interest amount for the first three years and amortized thereafter, collateralized by the property located at 7644 Dynatech Court.	3,700,000	3,700,000

Note payable-Obligation to Bank of America, bearing interest at 6.4% per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed.	23,435	36,724
	3,723,435	3,736,724

Less: current maturities:	(23,435)	(27,183)
Long term portion	$3,700,000	$3,709,541

NOTE D – OPTIONS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued at June 30, 2008:

		Options Outstanding		Options Exercisable

Exercise	Number	Weighted Average	Weighed Average
Price Range	Outstanding	Remaining Contractual	Exercise Price	Number	Weighted Average
		Life (Years)		Exercisable	Exercise Price
$0.1232 to $0.50	480,000	3.17	$0.26	480,000	$0.26

13 | Page

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Price Per Share

Outstanding at December 31, 2006	850,000	$0.37
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	850,000	0.37
Granted	-	-
Exercised	-	-
Canceled or expired	370,000	-
Outstanding at June 30, 2008	480,000	$0.26

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

NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Accounts payable	$139,548	$76,565
Credit card liability	252,697	100,065
Accrued salaries	102,483	100,595
Payroll liabilities	53,281	16,887
Deferred revenue	-	16,426
Accrued liabilities	173,447	120,318
	$721,456	$430,856

NOTE G - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  A management estimates that at June 30, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $13,000,000, expiring in the year 2023, that may be used to offset future taxable income.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of June 30, 2008 and December 31, 2007:
Non current:

	June 30, 2008	December 31, 2007
Net operating loss carryforward	$3,540,000	$3,180,000
Valuation allowance	$(3,540,000)	$(3,180,000)
Net deferred asset	$0.00	$0.00

14 | Page

NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has recorded equipment purchased under non-cancelable leases with an original cost of $497,219 as of June 30, 2008. Depreciation expenses of $88,929 have been charged to operations for the six months ended June 30, 2008 for leased equipment.

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

NOTE J - SEGMENT INFORMATION

The Company has two reportable segments for the three month period ended June 30, 2008.

United Marketing Solutions.  United was acquired on April 1, 1999.  The entity is a wholly owned subsidiary.  United operates a direct mail marketing business and is the Company’s primary line of business.

Dynatech, LLC.  Dynatech, LLC began operations on June 22, 2007.  The entity is a variable interest entity.  Dynatech, LLC is a commercial real estate business.

The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies.  Summarized financial information concerning the Company's reporting segments for the periods ending June 30, 2008 and December 31, 2007 are presented below:

Quarter Ended
June 30, 2008

	United	Dynatech	NGMC	Eliminating Entries	Total
Revenue	1,363,846	76,755	45,000	(95,544)	1,390,057

Segment profit/(loss)	(349,424)	(5,503)	(10,347)	3,577	(361,697)

Total Assets	2,364,127	3,724,155	523,966	(428,655)	6,183,593

Year Ended
December 31, 2007

	United	Dynatech	NGMC	Eliminating Entries	Total
Revenue	7,488,038	161,081	135,000	(296,081)	7,488,038

Segment profit/(loss)	(516,819)	(11,682)	(48,952)	58,770	(518,683)

Total Assets	2,164,228	3,719,802	1,613,401	(1,493,146)	6,004,285

15 | Page

NOTE K - LINES OF CREDIT

The Company has two lines of credit in the amounts of $500,000 and $150,000 secured by the Company’s accounts receivable.

The first line of credit for $500,000 matures on 6/18/09 and calls for interest of 7.25% per annum.  The balance outstanding at June 30, 2008 was $408,000.  This line of credit is personally guaranteed by the Company President.

The second line of credit of $150,000 matures on 10/01/08 and calls for interest of 8.25% per annum.  The balance outstanding at June 30, 2008 was $150,000.

NOTE L – SUBSEQUENT EVENTS

During the second quarter of 2008, the Company began discussing its current revenues and cash considerations, and it was determined that the best course of conduct was for the Company to locate an outside supplier of printing services.  Subsequent to the end of the quarter, the Company entered into an agreement with a third party, Color FX, to outsource its full complement of printing requirements.  The agreement between the Company and Color FX is attached hereto and incorporated herein.  Due to this five year agreement with Color FX, the Company has begun to take steps to lay-off non-necessary employees and will take steps to sell non-necessary printing equipment.  The Company believes that this new aggressive action will provide the Company a greater opportunity to return the Company to profitability and reduce costs.

16 | Page

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

Revenues

During the three months ended June 30, 2008, the Company experienced a decrease in total revenues from $2,107,799 in the second quarter of 2007 to $1,413,608 in the same period of 2008. The Company has continued its commitment to offer incentives to the franchise network to grow their businesses and, in turn, increase Company production levels. The continuing increase in franchise opportunities nationwide and a declining commitment from the existing core product client base were contributing factors to the decline. Production incentives and credits provided to the network increased 0.05% as a percentage of core product revenues in the second quarter of 2008 as compared to the second quarter of 2007. Despite providing incentives consistent with those of prior years, production and related revenue from the core product client base continued to decline. The number of 10,000-home mailing areas dropped approximately 32% in the second three months of 2008 compared to the same period in 2007. Individual advertising pieces produced in the second quarter of 2008 were also down approximately 34% from the same period in 2007. Total core product revenues in the second three months of 2008 were down approximately 33% from the same three months in 2007. The Company’s lack of success in recruiting and retaining qualified franchisees will further restrict 2008 revenues from reaching 2007 levels.

Costs and Expenses

Costs of Goods Sold as a percentage of revenues, for the three months ended June 30, 2008, were 86.4%, up from 77.6% in the second quarter of 2007. General and Administrative expenses for the three months ended June 30, 2008 were 39.4%, up from 28.5% in the same period of 2007.

The Company previously downsized some of its production and administrative staff late in the third quarter of 2007. At the close of the second quarter of 2008, to combat the increasing price and product line competition that exists within the marketplace, the Company initiated the outsourcing of its product line production to a third-party, Color-FX.  The outsourcing of in-house production will eliminate the drain from increased raw material prices and overtime and allow the Company to focus resources on sales and support. Another significant factor in the decision was the increasing hard costs of paper and other raw materials. The cost savings and product quality enhancements that are the designed outcome of this bold move are expected to begin the return to bottom-line profitability and permit a re-engineered expansion of sales and distribution market opportunities.

Depreciation Expense increased from $106,549 in the first six months of 2007 to $154,422 in the same period for 2008, primarily due to the reportable depreciation of the building acquired by Dynatech LLC. Income from operations increased from a loss of $(138,220) for the first six months of 2007 to ($303,794), for the first six months of 2008. EBITDA for the first six months of 2007 was $8,414 and ($73,436) for the first six months of 2008.

Net Income

The Company realized a net loss of $365,274 for the three months ended June 30, 2008, as compared to a net loss of $128,501 for the second three months of 2007.

17 | Page

Liquidity and Capital Resources

Total assets increased from $3,327,389 at June 30, 2007 to $6,183,593 at June 30, 2008 due, in part, to the acquisition of the plant facility by Dynatech, LLC. Total current liabilities increased from $1,116,501 at June 30, 2007 to $$1,538,981 due, in part, to additional draws on lines of credit to make up for the shortage in production revenues. The Company uses credit to manage cash flow and build cash reserves.

While the Company has raised capital to meet its working capital and financial needs in the past, additional financing may be required in order to meet the Company’s current and projected cash flow requirements. As previously mentioned, the Company has obtained financing in the forms of equity as well as commercial financing to provide the necessary working capital. The Company currently has no other commitments for financing. There are no assurances the Company will be successful in acquiring additional financing.

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

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We anticipate the sale of the majority of our printing equipment within the next three months due to out sourcing of our production process.  We do not anticipate and other significant dispositions of plant or equipment during the next twelve months. Other than as provided within this Form 10-Q and other filings, we do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

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

18 | Page

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

19 | Page

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

20 | Page

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending June 30, 2008 other than disclosed within this Form 10Q, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

21 | Page

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending June 30, 2008 other than as disclosed herein.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Reports on Form 8-K. No reports on Form 8-K were filed during the three-month period covered in this Form 10-Q other than disclosed below.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

22 | Page

EXHIBIT INDEX

Exhibit No.	Description

3.2	Amendment to the Articles of Incorporation (incorporated by reference in the Company’s quarterly report filed on Form 10 Q filed on May 15, 1997).

3.3	Amended and Restated Bylaws (incorporated by reference in the filing of the Company’s annual report on Form 10KSB filed on November 12, 1999).

10.1	Employment Agreement for Darryl Reed.

10.2	United Marketing Solutions Agreement (Redacted), filed herein.

16.1	Letter on change in certifying accountant (incorporated by reference in the filing of the Company’s current report on Form 8-K filed on January 5, 2001).

31.1	Certification of Principal Executive Officer

31.2	Certification of Chief Financial Officer

32	Section 1350 Certification of Darryl Reed and Olin Greene

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

August 18, 2008	By:	/s/ Darryl Reed
Darryl Reed
CEO

23 | Page