Form 10-Q
period 2008-09-30
NEXT GENERATION MEDIA CORP
filed 2008-11-19
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of November 13, 2008 there were 12,373,397 shares of common stock, $0.01 par value issued and outstanding.

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$296,392	$132,909
Accounts receivable, net of allowance of $31,255 and $15,608, respectively	460,537	163,596
Inventory	33,114	79,489
Prepaid expenses and other current assets	105,382	48,774
Total current assets	895,425	424,768

Fixed assets, net	4,397,126	4,628,384

Other assets:
Goodwill	951,133	951,133

Total assets	$6,243,684	$6,004,285

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,162,126	$430,856
Capital leases payable	77,914	79,453
Notes payable	16,629	27,183
Lines of credit	650,000	210,000
Total current liabilities	1,906,669	747,492

Long term debt, less current maturities:
Capital leases payable	139,481	211,557
Notes payable	3,700,000	3,709,541
Total long term liabilities	3,839,481	3,921,098
Total liabilities	5,746,150	4,668,590

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 12,373,397 shares issued and outstanding	123,734	123,734
Additional paid in capital	7,379,844	7,379,744
Accumulated deficit	(7,006,044)	(6,167,783)
Total stockholders’ equity	497,534	1,335,695
	$6,243,684	$6,004,285

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,
	2008	2007
REVENUES:
Net sales	$1,211,324	$1,947,160
Cost of sales	1,094,126	1,403,919
Gross profit	117,198	543,241

OPERATING EXPENSES:
Selling and administrative	415,583	522,179
Depreciation	76,837	57,273
Total operating expenses	492,420	579,452

INCOME/(LOSS) FROM OPERATIONS	(375,222)	(36,211)

Other income	15,266	—
Interest expense, net	(87,223)	(11,180)

Net Income (loss) before income taxes	(447,179)	(47,391)

Income taxes	—	—

NET INCOME (LOSS) BEFORE MINORITY INTEREST	$(447,179)	$(47,391)

Minority interest	4,066	—

INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	$(443,113)	$(47,391)

Net Income (loss) per common share-basic (Note A)	$(.04)	$(0.00)

Net Loss per common stock-assuming fully diluted (Note A)		(see Note A)

Weighted average number of common shares outstanding-basic	12,373,397	12,373,397

Weighted average number of common shares outstanding-fully diluted		(see Note A)

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended September 30,
	2008	2007
REVENUES:
Net sales	$4,180,361	$6,133,804
Cost of sales	3,346,991	4,496,568
Gross profit	833,370	1,637,236

OPERATING EXPENSES:
Selling and administrative	1,220,104	1,604,760
Depreciation	231,259	163,822
Total operating expenses	1,451,363	1,768,582

INCOME/(LOSS) FROM OPERATIONS	(617,993)	(131,346)

Other income	30,282	—
Interest expense, net	(250,450)	(30,553)

Net Income (loss) before income taxes	(838,161)	(161,899)

Income taxes	—	—

NET INCOME (LOSS) BEFORE MINORITY INTEREST	$(838,161)	$(161,899)

Minority interest	10,740	—

INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	$(827,421)	$(161,899)

Net Income (loss) per common share-basic (Note A)	$(0.07)	$(0.01)

Net Loss per common stock-assuming fully diluted (Note A)		(see Note A)

Weighted average number of common shares outstanding-basic	12,373,397	12,373,397

Weighted average number of common shares outstanding-fully diluted		(see Note A)

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(827,421)	$(161,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(10,740)	—
Adjustments for depreciation	231,258	163,822
(Increase) decrease in:
Accounts receivable	(296,941)	(291,823)
Inventory	46,375	24,994
Prepaid expenses and other current assets	(56,608)	(43,457)
Increase (decrease) in:
Accounts payable and accrued expenses	731,270	181,756
Deferred rent	—	63,298
Deferred revenue	—	26,133

Net cash used in operating activities	(182,807)	(37,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Dynatech, LLC	—	(1,750)
Purchase of property and equipment	—	(147,651)
Net cash used by investing activities	—	(149,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	440,000	50,000
(Payments)/borrowings on notes payable and capital leases, net	(93,710)	166,739
Net cash provided by financing activities	346,290	216,739

Net decrease in cash and cash equivalents	163,483	30,162
Cash and cash equivalents at beginning of period	132,909	181,196
Cash and cash equivalents at end of period	$296,392	$211,358

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$87,223	$30,553
Cash paid during the period for taxes	$—	$—

See the accompanying notes to the consolidated financial statements

NEXT GENERATION MEDIA CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At September 30, 2008, the Company had approximately 16 active area franchise license agreements located throughout the United States.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, United Marketing Solutions, Inc., and a variable interest entity Dynatech, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION (“SAB104”), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s consolidated financial position and results of operations was not significant.

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

Components of inventories as of September 30, 2008 and December 31, 2007 are as follows:

	Sept. 30, 2008	December 31, 2007
Raw materials	$33,114	$79,489
Finished goods	0	0

Total	$33,114	$79,489

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

Furniture and fixtures	5 years
Office equipment	3 to 5 years
Manufacturing equipment	3 to 10 years
Buildings	40 years

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs. The Company did not incur impairment losses for the nine month periods ended September 30, 2008 and 2007.

Income Taxes

The Company has adopted Financial Accounting Standards No. 109 (“SFAS 109”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the nine months ended September 30, 2008 and 2007.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company charged to operations $48,952 and $63,328 as advertising costs for the nine months ended September 30, 2008 and 2007, respectively.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) in the years ended December 31, 2001 and subsequent years. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

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

The Company had no employee stock options issued and outstanding at September 30, 2008. All prior awards of stock options were vested at the time of issuance in prior years.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the Nine months ended September 30, 2008 and 2007 was 12,373,397. In determining the number of shares used in computing diluted loss per share for the nine months ended September 30, 2008 and 2007, common stock equivalents derived from shares issuable from the exercise of stock options are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company had a net loss from operations of ($617,993), during the nine month period ended September 30, 2008. The Company’s total assets exceeded its total liabilities by $497,534 as of September 30, 2008.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At September 30, 2008 and December 31, 2007, allowance for doubtful account balance was $31,255 and $15,608, respectively.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company’s financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted FSP 00-19-2 in the preparation of the financial statements (see Note 1).

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

In December 2007, the FASB issued SFAS No. 141(R),”Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

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

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Furniture and fixtures	$38,758	$38,758
Land	565,270	565,270
Building	3,109,989	3,109,989
Equipment	1,236,672	1,236,672
Vehicles	9,200	9,200
Leasehold improvements	107,300	107,300
Software development	411,390	411,391
Computer equipment	384,839	384,839
	5,863,418	5,863,418

Less: Accumulated depreciation	1,466,292	1,235,034

Net property and equipment	$4,397,126	$4,628,384

The total depreciation expense for the nine months ended September 30, 2008 and 2007 amounted to $231,259, and $163,822, respectively.

NOTE C - NOTES PAYABLE

Notes payable at September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008	December 31, 2007
Note payable-Virginia Commerce Bank, bearing interest at 6.625% per annum, the loan is payable in three hundred monthly installments with a minimum payment consisting of the accrued interest amount for the first three years and amortized thereafter, collateralized by the property located at 7644 Dynatech Court. The note is held by the variable interest entity Dynatech, LLC.	3,700,000	3,700,000

Note payable-Obligation to Bank of America, bearing interest at 6.4% per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed.	16,629	36,724
	3,716,629	3,736,724

Less: current maturities:	(16,629)	(27,183)

Long term portion	$3,700,000	$3,709,541

NOTE D – OPTIONS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s ommon stock issued at September 30, 2008:

		Options Outstanding		Options Exercisable

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.1232	850,000	2.92	$0.50	850,000	$0.26
to $0.50

Transactions involving stock options issued are summarized as follows:

	Weighted Average Number of Shares	Price Per Share
Outstanding at December 31, 2006	850,000	$0.37
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2007	850,000	0.37
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2008	850,000	$0.37

NOTE E - RELATED PARTY TRANSACTIONS

The Company leases its office and warehouse space from Dynatech, LLC, here-after referred to as the “Lessor”. The Lessor is owned 65% by the Company President and 35% by the Company’s wholly owned subsidiary United Marketing Solutions, Inc. The Lessor is charging a market rate per square foot for the lease and the local lease market will be evaluated on a continual basis to ensure that a market rate is maintained. The current lease payment is $25,585 per month and the lease end date is January 31, 2012.

NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September, 2008 and December 31, 2007:

	September	December 31,
	30, 2008	2007
Accounts payable	$431,422	$76,565
Credit card liability	301,820	100,065
Accrued salaries	58,747	100,595
Payroll liabilities	6,873	16,887
Deferred revenue	166,563	16,426
Accrued liabilities	196,701	120,318
	$1,162,126	$430,856

NOTE G - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimates that at September 30, 2008, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $3,061,370, expiring in the year 2023, that may be used to offset future taxable income.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized in the near future.

Components of deferred tax assets as of September 30, 2008 and December 31, 2007:
Non current:

	September 30, 2008	December 31, 2007
Net operating loss carryforward	$3,061,370	$3,061,370
Valuation allowance	$(3,061,370)	$(3,061,370)
Net deferred asset	$0.00	$0.00

NOTE H - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has recorded equipment purchased under non-cancelable leases with an original cost of $489,824 as of September 30, 2008. Depreciation expenses of $42,462 have been charged to operations for the nine months ended September 30, 2008 for leased equipment.

Employment Agreements

The Company has employment agreements with key employees. In addition to salary and benefit provisions, the agreements include defined commitments should the employees terminate the employment with or without cause.

NOTE I - SEGMENT INFORMATION

The Company has two reportable segments for the three month period ended September 30, 2008.

United Marketing Solutions. United was acquired on April 1, 1999. The entity is a wholly owned subsidiary. United operates a direct mail marketing business and is the Company’s primary line of business.

Dynatech, LLC. Dynatech, LLC began operations on June 22, 2007. The entity is a variable interest entity. Dynatech, LLC is a commercial real estate business.

The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company’s reporting segments for the periods ending September 30, 2008 and December 31, 2007 are presented below:

Quarter Ended
September 30, 2008

	United	Dynatech	NGMC	Eliminating Entries	Total
Revenue	1,203,394	76,755	45,000	(113,825)	1,211,324

Segment profit/(loss)	(437,626)	(6,255)	(3,298)	4,066	(443,113)

Total Assets	2,447,798	3,707,902	527,668	(439,684)	6,243,684

Year Ended
December 31, 2007

	United	Dynatech	NGMC	Eliminating Entries	Total

Revenue	7,488,038	161,081	135,000	(296,081)	7,488,038

Segment profit/(loss)	(516,819)	(11,682)	(48,952)	58,770	(518,683)

Total Assets	2,164,228	3,719,802	1,613,401	(1,493,146)	6,004,285

NOTE J - LINES OF CREDIT

The Company has two lines of credit in the amounts of $500,000 and $150,000 secured by the Company’s accounts receivable.

The first line of credit for $500,000 matures on 6/18/09 and calls for interest of 7.25% per annum. The balance outstanding at September 30, 2008 was $500,000.

The second line of credit of $150,000 matures on 10/01/08 and calls for interest of 8.25% per annum. The balance outstanding at September 30, 2008 was $150,000.

NOTE K – OUTSOURCING OF PRODUCTION

During the quarter ended September 30, 2008, the Company made the decision to outsource its direct mail production in an effort to cut costs. Due to outsourcing, the Company was able to cut labor and other costs associated with production.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenues

During the nine months ended September 30, 2008 the Company experienced a decrease in total revenues with sales of $4,180,361 as compared to $6,133,804 for the nine months ended September 30, 2007. The Company has continued its commitment to offer incentives to the franchise network to grow their businesses and, in turn, increase Company production levels. Despite providing incentives consistent with those of prior years, production and revenue realized from the core product client base continue to fall. The number of 10,000-home mailing areas dropped approximately 19% in the first nine months of 2008 compared to the same period in 2007. Advertising units in the first half of 2008 were also down approximately 20% from the same period in 2007. Overall core product revenue in the first nine months of 2008 was down approximately 32% from the same period in 2007.

Costs and Expenses

The Company initiated significant downsizing at the end of the third quarter in 2007. Severance packages to tenured employees prevented the downsizing from having a material effect in the fourth quarter of 2007. For the first nine months of 2008, production and administative payrolls were down approximately 28% when compared to the first nine months of 2007.

The Company continues to offer significant incentive programs designed to facilitate growth of existing franchises, and will continue to evaluate staffing requirements, marketing tools, and other various opportunities to increase the visibility necessary to achieve additional network growth.

Total costs of goods sold as a percentage of sales, for the nine month period ended September 30, 2008 were 80.06%, up from 73.3% during the same period in 2007. While the costs of labor and core raw materials such as paper, ink, and envelopes – along with the fuel costs associated with these materials – continues to rise, the Company continues to build strong relationships with core material vendors in order to contain cost increases. While costs have increased, the Company has for the most part absorbed these costs and resisted regular increases to its price list. Cost of goods will fluctuate from quarter to quarter and year to year based on production workflow and market conditions. These cost fluctuations may result in the need for rightsizing adjustments to maintain competitive market position.

Total operating expenses for the first nine months of 2008 decreased approximately 17.9% from the same period in 2007. The significant cost reductions realized from changes in plant operations were offset by the increased interest and depreciation expenses incurred with the acquistion of the Dynatech Court property. Depreciation Expense increased from $163,822 in the first nine months of 2007 to $231,259 in the same period for 2008, primarily due to the reportable depreciation of the building acquired by Dynatech LLC. Interest Expense increased from $30,553 in the first nine months of 2007 to $250,450 in the same period for 2008, primarily due to the cost of financing the building acquired by Dynatech LLC. Loss from operations increased from a loss of $(131,346) for the first nine months of 2007 to $(617,993) for the first nine months of 2008.

The Company continues to explore new sales and production opportunities that will expand production levels, amrket awareness, and market territory. Internal sales staff will be utilized to augment the sales of the company’s product line.

Net Loss

The Company realized a Net Loss for the nine months ended September 30, 2008 of $(838,161) as compared to a Net Loss of $(161,899) at September 30, 2007 which was due primarily to a decrease in revenue received from its franchise owners. Operationally, the Company believes that increased revenues and profitability can be attained by expanding the current franchise network and through the introduction of internal sales staff to the marktplace.

Liquidity and Capital Resources

Total assets increased from $2,857,738 at September 30, 2007 to $6,243,684 at September 30, 2008. Total current liabilities increased from $907,909 at September 30, 2007 to $1,906,669 at September 30,2008, due, in part, to additional draws on lines of credit to make up for the shortfall in production revenues. The Company uses credit to manage cash flow and build cash reserves. Finannce charges are avoided by paying outstanding balances in full by due dates.

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

PROPERTIES

Corporate

The Company’s principal executive and administrative offices are located at 7644 Dynatech Court, Springfield, VA 22153.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We anticipate the sale of our printing and mailing equipment and our production facility owned through Dynatech, LLC. We do not anticipate the sale of any other plant or equipment during the next twelve months. Other than as provided within this Form 10-Q and other filings, we do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES

The Company currently has 15 employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

Forward Looking Statements.

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations “forward looking statements” within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company’s business strategies, continued growth in the Company’s markets, projections, and anticipated trends in the Company’s business and the industry in which it operates. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company’s operations, markets, products and services; those risks associated with the Company’s ability to successfully negotiate with certain customers, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, associated costs arising out of the Company’s activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-KSB will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

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

Trends, Risks and Uncertainties

The Company has sought to identify what it believes to be the most significant risks to its business as discussed in “Risk Factors” above, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company’s stock.

Uncertainty of future results

Potential fluctuations in quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company’s control, including: the demand for the Company’s products and services; seasonal trends in demand and pricing of products and services; the amount and timing of capital expenditures and other costs relating to the expansion of the Company’s operations; the introduction of new services and products by the Company or its competitors; price competition or pricing changes in the industry; political risks and uncertainties involving the world’s markets; technical difficulties and general economic conditions. The Company’s quarterly results may also be significantly affected by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Due to the foregoing factors, among others, it is possible that the Company’s operating results may fall below the expectations of the Company and/or investors in some future quarter.

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

Limited Market Due To Penny Stock

The Company’s stock differs from many stocks, in that it is a “penny stock.” The Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute “penny stock” within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:- - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; -Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - “Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the “penny stock” designation may adversely affect the development of any public market for the Company’s shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in “penny stock” is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Rule 15g-9 of the Commission requires broker- dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company’s stockholders to resell their shares to third parties or to otherwise dispose of them.

ITEM 3. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company’s principal executive/financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In addition, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Disclosure Controls and Procedures.

There were no changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending September 30, 2008 other than disclosed within this Form 10Q, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending September 30, 2008 other than as disclosed herein.

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

November 18, 2008	By:	/s/ Darryl Reed
Darryl Reed
CEO