Form 10-K
period 2008-12-31
NEXT GENERATION MEDIA CORP
filed 2009-04-14
CIK 356292

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-33039

NEXT GENERATION MEDIA CORPORATION
(Exact name of Company as specified in its charter)

Nevada	88-0169543
(State of incorporation)	(I.R.S. Employer)
Identification No.)

7644 Dynatech Court, Springfield, Virginia 22153
(Address of principal executive offices) (Zip Code)

Company's telephone number: (703) 644-0200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☒ Yes	☐ No

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☐
(Do not check if a smaller reporting company)
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company as of April 14, 2009: Common Stock, par value $0.001 per share -- $73,055. As of April 14, 2009, the Company had 12,373,397 shares of common stock issued and outstanding, of which 5,067,897 were held by non-affiliates.

There are no documents incorporated by reference in this Form 10-K.

PART I.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS:

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated”, “estimates", "plans", "strategy", "target", "prospects" or "continue".  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors under Item 1A.  In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Reform Act of 1995.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

The Company acquired United on April 1, 1999.  Originally founded in 1981 as United Coupon Corporation, United has operated within the cooperative direct mail industry for twenty years.  United has diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in two communication mediums: direct mail and direct marketing.  United offers advertising and marketing products and services through a network of franchisees in more than twenty states, with the largest concentration being in the northeast United States. United provides full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, services providers and professionals as resources to help them generate "trial and repeat" customers.  United's core product, the cooperative coupon envelope, reaches in excess of eleven million mailboxes per year.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves risks and uncertainties. While we attempt to identify and mitigate risks to our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present.  You should consider the following factors carefully in addition to the other information contained in this form 10-K before deciding to purchase our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments for this filer.

ITEM 2. PROPERTIES.

The Company's principal executive and administrative offices are located at 7644 Dynatech Court, Springfield, Virginia 22153. The current rent for 2008 for this facility is $121,405, has built in increases per year of four percent (4%) and has a term set to expire in 2012. The Company considers these offices to be  to large for its current needs. A portion of the facility is under a short term lease until the property is sold.

ITEM 3. LEGAL PROCEEDINGS.

In the Circuit Court of Fairfax County Virginia, filed on August 1, 2008, United Marketing Solutions, Inc. sued Geoff and Fran Blair for breach of contract in that the Defendant has failed to pay to Plaintiff $11,041.82 and has also sought $75,000 in punitive damages.  The case No. is CL2008-9914 and trial date has been set for June 2009.

In the United States District Court, Southern District of Iowa, filed on February 2, 2009, COLORFX sued United Marketing Solutions, Inc. for breach of contract in that the Defendant has failed to pay to Plaintiff $128,409.73.  The case No. is 4:09-C-00039.  United Marketing Solutions, Inc. intends to defend itself against COLORFX.

In the Iowa District Court for Polk County, filed on February 3, 2009, in Case No. CL 111876, Rees Associates, Inc. sued United Marketing Solutions, Inc. for breach of contract in failing to pay to the Plaintiff $161,587.69.  United Marketing Solutions, Inc. intends to defend itself against Rees Associates, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Other than as reported in Form 8-K there were no matters submitted to security holders.

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

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2008

	High	Low

Quarter Ended December 31, 2008	0.03	0.002

Quarter Ended September 30, 2008	0.03	0.021

Quarter Ended June 30, 2008	0.03	0.03

Quarter Ended March 31, 2008	0.09	0.035

For the Fiscal Year Ended on December 31, 2007

	High	Low

Quarter Ended December 31, 2007	0.14	0.07

Quarter Ended September 30, 2007	0.13	0.07

Quarter Ended June 30, 2007	0.09	0.065

Quarter Ended March 31, 2007	0.10	0.055

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

Holders of Common Equity

As of December 31, 2008, the Company's transfer agent shows 572 shareholders of record of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

Financial Data included in the attached audited financials.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this Form 10-K and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of that speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

General Overview

The Company acquired United on April 1, 1999.  Originally founded in 1981 as United Coupon Corporation, United has operated within the cooperative direct mail industry for twenty years.  United has diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in two communication mediums: direct mail and direct marketing.  United offers advertising and marketing products and services through a network of franchisees in more 7 states, with the largest concentration being in the northeast United States. United provides full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, services providers and professionals as resources to help them generate "trial and repeat" customers.  United's core product, the cooperative coupon envelope, reaches in excess of eleven million mailboxes per year.

Results of Operations

The Company's revenues are difficult to forecast and may vary significantly from quarter to quarter and year to year due to the attrition of franchisees. In addition, the Company's expense levels for each quarter are, to a significant extent, fixed in advance based upon the Company's expectation as to the net revenues to be generated during that quarter. The Company therefore is generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net revenues.  Further as a result of these factors any delay in product introductions, whether due to internal delays or delays caused by third party difficulties, or any significant shortfall in demand in relation to the Company's expectations, would have an almost immediate adverse impact on the Company's operating results and on its ability to maintain profitability in a quarter.

Comparison of the Year Ended December 31, 2008 with the Year Ended December 31, 2007

During the three and twelve months ended December 31, 2008 the Company experienced a decrease in total revenues with sales of $975,726 and $5,156,086 compared to $1,354,234 and $7,488,038 for the same periods in 2007. The company has continued its commitment to offer incentives to the franchise network to grow their businesses and, in turn, increase company production levels. Despite providing incentives consistent with those of prior years, production and revenue expectations from the core product client base have fallen significantly short of expectations from beginning of year production forecasts as scheduled production has been reduced or cancelled in addition to various factors which have caused a number of franchisees to disband their operations. An analysis of December 31, 2008 year-to-date plant data shows the company produced 20,141 advertising units as compared to 30,092 units through the same period in 2007. The 2008 vs. 2007 mailing area insertion average dropped slightly from 18.6 to 18.2 during the comparable twelve-month period. In-home marketing reach dropped from 16,170,000 homes in 2007 to 11,020,000 in 2008. The Company continues to offer significant incentive programs designed to facilitate growth of existing franchises, and will continue to evaluate staffing requirements and various opportunities to increase the visibility necessary to achieve additional network growth. For the twelve months ended December 31, 2008 production incentives decreased from just over 6% of comparable revenue to just under 5% over the same period in 2007.

Total costs of goods sold for the twelve-month period ended December 31, 2008 were down from the same period in 2007, $4,083,242 compared to $5,666,879. Cost of goods as a percentage of sales increased from 75.6% for the twelve-month period ended December 31, 2007 to 79.1 % for the twelve-month period ended December 31, 2008. Cost of goods will fluctuate from quarter to quarter and year to year based on production workflow and market conditions.

The decrease in total operating expenses from $2,403,471 for the twelve months ended December 31, 2007 to $1,968,752 in 2008 is due, in part, to the rent income and expense being passed through subsidiaries and a reduction in administrative payroll expense. The company continues to place a strong emphasis on franchise and infrastructure development and the operations, training & support of its network. Funding for franchise development and network training & support resources was 4% of comparable revenue in 2008 versus 6.1% for the twelve months ended December 31, 2007. In addition, the Company continues to explore new opportunities that will expand production levels, market awareness, and market territory.

Total assets decreased from $6,081,691 at December 31, 2007 compared to $5,114,164 at December 31, 2008 as result, in large part to the write-down of goodwill. Total current liabilities increased from $1,024,302 at December 31, 2007 to $1,921,838 at December 31, 2008.

Net cash flows used by operating activities were $328,913 for the twelve-month period ended December 31, 2008 as compared to net cash flows used by operating activities of $175,635 for the twelve-month period ended December 31, 2007.

Net cash provided by investing activities was $341,879 for the twelve-month period ended December 31, 2008, as compared to net cash used by investing activities of $3,821,910 for the twelve-month period ended December 31, 2007.

Net cash provided by financing activities was $320,231 for the twelve-month period ended December 31, 2008, as compared to net cash of $3,949,258 provided by financing activities for the twelve-month period ended December 31, 2007.

The Company incurred a net loss of $1,865,163 for the twelve months ended December 31, 2008, compared to a loss of $521,682 for the twelve months ended December 31, 2007.  Subsidiary activity resulted in a net loss of $1,812,332 for the twelve months ended December 31, 2008, compared to a loss of $469,481 for the twelve months ended December 31, 2007.

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

Number of Employees

As of December 31, 2008, the Company, through United, had approximately 12 employees.  The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Management of Growth

The Company does not expect to experience growth in the number of employees relative to its current levels of employment and the scope of its operations.  Additionally, acquisitions could result in an increase in employee headcount and business activity.  Such activities could result in increased responsibilities for management.  The Company believes that its ability to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success.  During strong business cycles, the Company may experience difficulty in filling its needs for qualified personnel.

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

The Company's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations.  This need to manage its expenses will place a significant strain on the Company's management and operational resources.  If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition may be materially adversely affected.

Risks associated with acquisitions

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

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our Management. To a significant degree, we are dependent upon the continued services of our management team. If we lost the services of of our management or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business.

Lack of Independent Directors

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

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

Continued Control by Current Officers and Directors

As of March 23, 2009, the present officers and directors own approximately 33% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management) Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern".

Delays in the Introduction of Our Products or Services

The Company may be subject to regulation by numerous governmental authorities.  Failure to obtain regulatory approvals or delays in obtaining regulatory approvals by the Company, its collaborators or licensees would adversely affect the marketing of products or services developed by the Company, as well as hinder the Company's ability to generate product revenues.  Further, there can be no assurance that the Company, its collaborators or licensees will be able to obtain the necessary regulatory approvals. Although the Company does not anticipate problems satisfying any of the regulations involved, the Company cannot foresee the possibility of new regulations that could adversely affect the business of the Company.

Government Regulation and Legal Uncertainties

The Company is not currently subject to many direct government regulations, other than the securities laws, the regulations thereunder applicable to all publicly owned companies, and the laws and regulations applicable to businesses generally. It is possible that certain laws and regulations may be adopted at the local, state, national and international level that could effect the Company's operations. Changes to such laws could create uncertainty in the marketplace which could reduce demand for the Company's products or increase the cost of doing business as a result of costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on the Company's business, financial condition, results of operations and prospects. If any such law or regulation is adopted it could limit the Company's ability to operate and could force the business operations to cease, which would have a significantly negative effect on the shareholder's investment. The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a "small business issuer." The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The Company can make no assurances that any of these agencies will adopt any such policies. Also, an agency could adopt such policy that may have a detrimental effect to the Company's operations and it could have a significantly negative effect on the value of the Company's equity.

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

ITEM 8. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2008, and for the ended December 31, 2007 are presented in a separate section of this report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with auditors for the period ended December 31, 2008.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of their inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

2.	In conjunction with the lack of segregation of duties, the company did not institute specific anti-fraud controls.

While management found no evidence of fraudulent activity, the chief accounting officer has access to both accounting records and corporate assets, principally the operating bank account. Management believes this exposure to fraudulent activity is not material either to the operations of the company or to the financial reporting; however, management has instituted Key Controls specifically designed to prevent and detect—on a timely basis—any potential loss due to fraudulent activity.

In addition, management is in the process of instituting whistle-blower policies and procedures, see material weakness 3, following.  This policy and procedure will further strengthen the anti-fraud controls at the corporate headquarters.

3.	The company did not institute, as of December 31, 2008, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

Management has drafted a whistle-blower policy, and will communicate the policy as soon as it is approved by the Board of Directors.  In addition, management is compiling specific procedures for the Chairman of the Audit Committee to independently investigate and resolve any issues or concerns raised. Management expects that this material weakness will be fully remedied during the second quarter of 2009.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

Other than set forth herein, there in no other information required to be disclosed.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2007 and prior.  Kurt was not considered an executive officer?

 Summary Compensation Table

Name and
principal
position
(a)		Annual compensation			Long-term compensation
								All other
								compen-
	Year			Other	Awards		Payouts	sation($)(i)
				annual	Restricted	Securities
		Salary	Bonus	compen-	stock	under-	LTIP
		($)	($)	sation($)	award(s)	lying	payouts
					($)	options/	($)
	(b)	(c)	(d)	(e)	(f)	SAR (#)(g)	(h)

Darryl Reed	2008	102,000
President	2007	197,210	0	0	$10,000	1,000,000	0	0
	2006	199,650	0	0	$10,000	1,000,000	0	0
	2005	199,650	0	0	$10,000	1,000,000	0	0

Executive Compensation Philosophy

The Company’s board of directors is committed to establishing and maintaining executive compensation practices designed to support the development of the company’s capabilities and business objectives, enhance our profitability and enhance long-term shareholder value.  Toward these aims, in March 2009, the board of directors established a compensation committee.  This committee reports to the board on executive compensation matters.

Compensation Committee - Membership

It is planned that the committee be comprised of three independent members of the Board.  Director independence is, at a minimum, consistent with applicable rules for NASDAQ-traded issuers, Rule 16b-3 of the Exchange Act, and Section 162(m) of the Internal Revenue Code.

Process and procedures for considering and determining executive and director compensation.

Among other things, the committee has the authority and responsibility under its charter to:

●	Approve our compensation philosophy.
●	Formulate, evaluate, and approve compensation for our officers, as defined in Section 16 of the Securities and Exchange Act of 1934 and rules and regulations promulgated therein.
●
Formulate, approve, and administer cash incentives and deferred compensation plans for executives.  Cash incentive plans are based on specific performance objectives defined in advance of approving and administering the plan.

●	Oversee and approve all compensation programs involving the issuance of our stock and other equity securities.

●	Review executive supplementary benefits, as well as our retirement, benefit, and special compensation programs involving significant cost to us, as necessary and appropriate.
●	Review compensation for terminated executives.
●	Oversee funding for all executive compensation programs.
●	Review compensation practices and trends of other companies to assess the adequacy of our executive compensation programs and policies.
●
Secure the services of external compensation consultants or other experts, as necessary and appropriate.  These services, as required, will be paid from funds provided by the company.  This system is designed to ensure the independence of such external advisors.

●	Approve employment contracts, severance agreements, change in control provisions, and other compensatory arrangements with our executives.

Role of Chief Executive Officer in Recommending Executive Compensation.

The committee makes all compensation decisions related to our named executive officers. However, our Chief Executive Officer regularly provides information and recommendations to the committee on the performance of the executive officers, appropriate levels and components of compensation, including equity grants as well as other information as the committee may request.

Compensation Goals

Our compensation policies are intended to achieve the following objectives:
●	reward executives and employees for their contributions to our growth and profitability, recognize individual initiative, leadership, achievement, and other valuable contributions to our company;
●
to link a portion of the compensation of officers and employees with the achievement of our achievement of our overall performance goals, to ensure alignment with the our strategic direction and values, and to ensure that individual performance is directed towards the achievement of our collective goals;

●	to enhance alignment of individual performance and contribution with long-term stockholder value and business objectives by providing equity awards;
●	to motivate and provide incentives to our named executive officers and employees to continually contribute superior job performance throughout the year; and
●	to obtain and retain the services of skilled employees and executives so that they will continue to contribute to and be a part of our long-term success.

Compensation programs and policies are reviewed and approved annually but could be adjusted more frequently if determined by the committee.  Included in this process is establishing the goals and objectives by which employee and executive compensation is determined.  Executive officers’ performance is evaluated in light of these performance goals and objectives.  The committee consults the Chief Executive Officer on the performance of other company executives.

Compensation Surveys and Compensation Consultants

In determining compensation levels, we review compensation levels of companies that we deem to be similar to our company regardless of their location, competitive factors to enable us to attract executives from other companies, and compensation levels that we deem appropriate to retain and motivate our executives. From time to time, we retain the services of independent compensation consultants to review a wide variety of factors relevant to executive compensation, trends in executive compensation, and the identification of relevant peer companies. The committee makes all determinations regarding the engagement, fees, and services of our compensation consultants, and our compensation consultants report directly to our committee.

Elements of Compensation

Compensation for our executives is generally comprised of:

●	base salary which is targeted at a competitive level and used to reward superior individual job performance of each named executive officer and to encourage continued superior job performance;
●	Cash bonuses which are tied to specific, quantifiable and objective performance measures based on a combination of corporate and individual goals, and discretionary bonuses;
●	equity compensation which is based on corporate and individual performance, and discretionary equity awards.
●	severance and change of control agreements; and
●	Other benefits plan and programs.

The principles which serve as the basis for executive compensation practices apply to the compensation structures for all employees. Namely, corporate and individual performance are the key factors which determine incentive compensation.

The committee considers each component of executive compensation in light of total compensation. In considering adjustments to the total compensation of each named executive officer, the committee also considers the value of previous compensation, including outstanding equity grants and equity ownership.

Compensation paid to executive officers must be approved by our board of directors or by the committee.  The committee conducts several meetings in person or telephonically to review and consider our compensation program and policies, as well as specific elements of executive compensation.

Compensation Considerations

In setting compensation levels for a particular executive, the committee takes into consideration:

●	the proposed compensation package as a whole
●	each element of compensation individually
●	the executive’s past and expected future contributions to our business
●	our overall company performance;
●	our financial conditions and prospects;
●	the need to retain key employees; and
●	general economic conditions.

In order to enable the company to hire and retain talented executives, the committee may determine that it is in the best interests of the company to negotiate packages that may deviate from the company's standard practices in setting the compensation for certain of its executive officers when such deviation is required by competitive or other market forces.

Base Salary

Base salaries for the named executive officers and other executives are determined based on market data analysis of comparable positions in the identified compensation peer group. A competitive base salary is provided to each executive officer to recognize the skills and experience each individual brings to the company and the performance contributions they make. When determining the base salary for an executive, we reference a target of the base salaries of similar positions in the identified compensation peer group. Other factors are also taken into account such as internal comparisons, individual skills and experience, length of time with the company, performance contributions and competitiveness of the marketplace. Salaries are reviewed on an annual basis, taking into account the factors described above, and are made in connection with annual performance reviews. The amounts of such adjustments are calculated using merit increase guidelines based on the employee's position within the relevant compensation range and the results of his or her performance review. The recommended percentage increases are established annually and reflect the committee's assessment of appropriate salary adjustments based on competitive surveys and general economic conditions.

Cash Bonus

Our practice is to periodically consider awarding cash bonuses based upon, among other things, accomplishment of key objectives and overall performance. In addition, from time-to-time the committee may approve payment of bonuses to executives or key contributors for special accomplishment or other reasons. These goals may include progress made in technical programs and technology and product development, improved utilization of company resources and progress in relationships with key customers and strategic alliances and financing activities and the financial results of the company. Generally, the company does not disclose specific targets relating to these goals, because doing so may disclose confidential business information.

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

Stock Option Plan.

The Company has also filed a Stock Option Plan for Employees on Form S-8 in December 2001.  The Company had not issued any Stock Options pursuant to the Plan included therein to any employees as of December 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2008 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the past two years, and not as otherwise disclosed of in any other filing, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, unless listed below.

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

		December 31, 2008	December 31, 2007
(i)	Audit Fees	$45,000	$45,000
(ii)	Audit Related Fees	$0	$0
(iii)	Tax Fees	$0	$0
(iv)	All Other Fees	$0	$0
	Total fees	$45,000	$45,000

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits.

Exhibits included or incorporated by reference in this document are set forth inthe Exhibit Index.

Index to Financial Statements and Schedules.	Page

Audit Report of Independent Certified Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Financial Statements
Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Darryl Reed	CEO/Secretary/Director	April 13, 2009
Darryl Reed

/s/ Olin Greene	Treasurer	April 13, 2009
Olin Greene

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2008 AND 2007

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
NEXT GENERATION MEDIA CORPORATION

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheet	F-3

Statements of Income	F-4

Statements of Stockholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	-F-7

Next Generation Media Corporation

and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2008 and 2007

With Audit Report of Independent

Registered Public Accounting Firm

TURNER, JONES AND ASSOCIATES, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Next Generation Media Corporation
7644 Dynatech Court
Springfield, VA 22153

We have audited the accompanying consolidated balance sheet of Next Generation Media Corporation and its subsidiaries (a Nevada Incorporation) as of December 31, 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Media Corporation and subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Turner, Jones & Associates, PLLC
Vienna, Virginia
March 26, 2009

Next Generation Media Corporation
Consolidated Balance Sheet
As of December 31, 2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$466,106
Accounts receivable, net of
uncollectible accounts of $117,173	306,295
Prepaid expenses and other current assets	95,109

Total current assets	867,510

PROPERTY, PLANT AND EQUIPMENT:
Land	565,270
Building	3,108,989
Equipment	313,229
Furniture and fixtures	24,585
Leasehold improvements	107,300
Computer equipment/software	339,275
Software development	411,391
Vehicles	9,200

Total property, plant and equipment	4,879,239

Less: accumulated depreciation	(632,585)

Net property, plant and equipment	4,246,654

TOTAL ASSETS	$5,114,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Obligation under capital leases, current portion	$65,763
Notes payable, current portion	9,697
Line of credit	650,000
Accounts payable	709,451
Accrued expenses	244,854
Pension payable	106,046
Sales tax payable	3,522

Total current liabilities	1,789,333

LONG TERM LIABILITIES:
Obligation under capital leases	132,505
Notes payable	3,700,000

Total long term liabilities	3,832,505

Total liabilities	5,621,838

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
authorized, 12,373,397 issued and outstanding	123,734
Additional paid in capital	7,379,744
Accumulated deficit	(8,011,152)

Total stockholders' equity	(507,674)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$5,114,164

Next Generation Media Corporation
Consolidated Statements of Income
For The Years Ended December 31, 2008 and 2007

	2008	2007
REVENUES:
Coupon and postage sales, net of discounts	$5,091,586	$7,409,038
Franchise fees	64,500	79,000

Total revenues	5,156,086	7,488,038

COST OF GOODS SOLD	4,083,242	5,666,879

GROSS MARGIN	1,072,844	1,821,159

OPERATING EXPENSES:
General and administrative	1,661,073	1,996,409
Depreciation and amortization	307,679	260,963

Total operating expense:	1,968,752	2,257,372

Loss from operations	(895,908)	(436,213)

OTHER INCOME AND EXPENSES:
Other income	12,930	59,646
Interest expense, net	(298,680)	(163,810)
Impairment of Goodwill	(951,133)	-
Gain on sale of equipment	267,728	-

Total other income (expense)	(969,155)	(104,164)

Loss before provision for income tax	(1,865,063)	(540,377)

Provision for income tax	-	-

Net loss before minority interest	$(1,865,063)	$(540,377)

Minority interest	$13,900	$21,694

Loss applicable to common shareholders	$(1,851,163)	$(518,683)

Basic loss per common share	$(0.15)	$(0.04)

Weighted average common shares outstanding	12,373,397	12,373,397

Diluted loss per common share	N/A	N/A

Fully diluted common shares outstanding	12,982,796	13,504,897

See accompanying notes and accountant's audit report

Next Generation Media Corporation
Consolidated Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2006	$12,373,397	$123,734	$7,379,744	$(5,627,406)	$1,876,072

Net Loss	-	-	-	(518,683)	(518,683)

Minority Interest	-	-	-	(21,694)	(21,694)

Balance December 31, 2007	12,373,397	123,734	7,379,744	(6,167,783)	1,335,695

Net Loss	-	-	-	(1,851,163)	(1,851,163)

Minority Interest	-	-	-	7,794	7,794

Balance December 31, 2008	$12,373,397	$123,734	$7,379,744	$(8,011,152)	$(507,674)

Next Generation Media Corporation
Statements of Cash Flows
For The Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(1,851,163)	$(518,683)
Adjustments to reconcile net income to net cash
provided by operating activities:
Impairment of Goodwill	951,133	-
Minority interest	7,794	(21,694)
Gain on sale of equipment	(267,728)	-
Depreciation and amortization	307,679	260,963
(Increase)/decrease in assets
Receivables	(142,699)	2,729
Inventories	79,489	17,945
Prepaids and other current assets	(46,335)	19,412
Increase/(decrease) in liabilities
Accounts payable	417,898	87,883
Accrued expenses	142,693	(25,730)
Pension payable	71,418	364
Sales tax payable	1,008	1,176

Net cash flows provided/(used) by
operating activities	(328,813)	(175,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of fixed assets	-	(3,821,910)
Sale of equipment	341,779	-

Net cash used by investing activities	341,779	(3,821,910)

Next Generation Media Corporation
Notes to Financial Statements
December 31, 2008 and 2007

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:
Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April of 1997.  The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services.  Sales are conducted through a network of franchises that the Company supports on a wholesale basis.  At December 31, 2008, the Company had approximately 10 active area franchise license agreements located throughout the United States.

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

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $307,679 and $260,962 respectively.

Internal-Use Software Costs:

The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training.  Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project, and it is probable that the project will be completed and the Software will be used for the function intended.  As of December 31, 2008, capitalized software costs totaled $411,391.  The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software.

Intangibles:
The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets. The Company annually evaluates the goodwill for possible impairment.  The Company performed an assessment of the fair value of its sole reporting unit as defined by SFAS No. 142 and compared it to the carrying value of its reporting unit.  The Company’s market capitalization was less than the Company’s book value indicating possible impairment under the test established by SFAS No. 142.  The Company determined the fair value of its assets on a class-by-class basis.  The fair values of the Company’s assets were based upon the expected cash flow from the Company’s business, assuming a discount rate that reflects the degree of risk involved with this type of business.  The Company has determined that an impairment of the goodwill in its sole reporting unit was required, and has accordingly posted an impairment charge of $951,133 for the period ending December 31, 2008.

Advertising Expense:
The Company expenses the cost of advertising and promotions as incurred.  Advertising costs charged to operations for the years ended December 31, 2008 and 2007 were $56,832 and $105,340 respectively.

Revenue Recognition:
For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the  selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company recognizes revenue from the design production and printing of coupons upon delivery. Revenues from initial franchise fee are recognized when substantially all services or conditions relating to the sale have been substantially performed. Substantially all services or conditions are performed prior to receipt of payment from the franchisee. Franchise support of $150 per quarter and other charges are recognized when billed to the franchisee. Amounts billed or collected in advance of final delivery or shipment is reported as deferred revenue. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Foreign Currency Translation:
The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period.  Resulting translation adjustments are recorded as a separate component in stockholders' equity.  Foreign currency translation gains and losses are included in the statement of operations.  For the periods reported there were no material currency translation gains or losses.

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

Segment Information:
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

Stock Based Compensation:
Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The Company did not issue any stock options during the years ended December 31, 2008 and 2007.

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ending December 31, 2008 and 2007 was $0, net of tax effect.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Liquidity:
As shown in the accompanying financial statements, the Company recorded a net (loss) of ($1,851,163) and ($518,683) during the years ended December 31, 2008 and 2007, respectively. The Company's total liabilities exceeded its total assets by $507,674 as of December 31, 2008.

Concentration of Credit Risk:
Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

New Accounting Pronouncements:
In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”).  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The SFAS No. 155 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Adopting FIN No. 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In September 2006 the FASB issued its SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to  the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Accounts Receivable:
The Corporation grants credit to its customers, which includes the retail sector and their own franchisees.  The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company believes will be uncollectible.  Allowance for uncollectible accounts as of December 31, 2008 was $117,173.

Cash and Cash Equivalents:
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings Per Common Share:
The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").  Under SFAS No. 128, basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding.  Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilative common shares outstanding during the period.  The Company had 480,500 options issued and outstanding as of December 31, 2008 to purchase stock at a weighted average exercise price of $0.26.

Inventories:
Inventories consist primarily of paper, envelopes, and printing materials and are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries United Marketing Solutions, Inc. and Dynatech, LLC for the years ended December 31, 2008 and 2007.  All inter-company balances and transactions have been eliminated in consolidation.

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

NOTE 2 – RETIREMENT PLAN

The company maintains a 401(k) defined contribution plan covering substantially all employees.  The Corporation may contribute up to 3% of each eligible employee’s gross wages.  Employees can elect up to 15% of their salary to be contributed before income taxes up to the annual limit set by the Internal Revenue Code.  The Corporation contributed $36,000 and $34,628 in matching contributions, net of forfeitures for 2008 and 2007, respectively.

NOTE 3 – NOTES PAYABLE

Notes payable at December 31, 2008 consists of:

Obligation to Bank of America, bearing interest at 6.4% per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed.  Balance outstanding at December 31, 2008 was $9,697.

Obligation to Virginia Commerce Bank, bearing interest at 6.625% per annum, the loan is payable in three hundred monthly installments with a minimum payment consisting of the accrued interest amount for the first three years and amortized thereafter, collateralized by the property located at 7644 Dynatech Court.  Balance outstanding at December 31, 2008 was $3,700,000.

The 5 year schedule of maturities is as follows:

2009	$9,697
2010	25,091
2011	52,739
2012	56,340
Thereafter	3,565,830
$3,709,697
NOTE 4-LINE OF CREDIT
The Company has two lines of credit in the amounts of $500,000 personally guaranteed by the CEO and $150,000 secured by the Company’s accounts receivable.  The first line of credit for $500,000 matures on 6/18/09 and calls for interest of 7.25% per annum.  The balance outstanding at December 31, 2008 was $500,000.

The second line of credit of $150,000 matures on 10/01/09 and calls for interest of 8.25% per annum.  The balance outstanding at December 31, 2008 was $150,000.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Future minimum annual lease payments for capital and operating leases as of December 31, 2008 are:

	Operating	Capital

2009	$0	65,763
2010	0	34,765
2011	0	27,466
2012	0	28,526
Thereafter	0	41,748
Total	$0	$198,268

Rent expense for the years ended December 31, 2008 and 2007 was $-0- and $124,174, respectively.

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

Management has provided a valuation allowance for the total net deferred tax assets as of December 31, 2008 and 2007, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

The company filed a consolidated return, with a tax liability of $0 for the year 2008.  At December 31, 2008, the Company had net operating loss carry forwards for federal income tax purposes of approximately $4,891,000 which are available to offset future taxable income, if any, on a scheduled basis through 2028.

NOTE 7 – OBLIGATION UNDER CAPITAL LEASE

The Company acquired machinery under the provisions of long-term leases.  For financial reporting purposes, minimum lease payments relating to the machinery have been capitalized.

The future minimum lease payments under capital leases and net present value of the future minimum lease payments as of December 31, 2008 are as follows:

Total minimum lease payments	$233,620
Amount representing interest	35,352
Present value of net minimum lease payments	198,268
Current portion	65,763

Long-term capital lease obligation	$132,505

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consist of the following items:

Goodwill	$1,341,850
1,341,850
Less accumulated amortization (Pre January 1, 2002)	(390,717)
Less impairment	951,133
Intangible assets, net	$0

NOTE 9 - PUBLIC STOCK LISTING

Next Generation Media Corporation common stock began trading on the OTC Bulletin Board on June 11, 2001, under the symbol NGMC.

NOTE 10 - SEGMENT INFORMATION

The Company has two reportable segments for the twelve-month periods ended December 31, 2008 and 2007.

United Marketing Solutions.  United was acquired on April 1, 1999.  The entity is a wholly owned subsidiary.  United operates a direct mail marketing business and is the Company’s primary line of business.

Dynatech, LLC.  Dynatech, LLC began operations on June 22, 2007.  The entity is a variable interest entity.  Dynatech, LLC is a commercial real estate business.

The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies.  Summarized financial information concerning the Company's reporting segments for the periods ending December 31, 2008 and 2007 are presented below:

Year Ended
December 31, 2008
	United	Dynatech	Parent	Eliminations	Total

Revenue	5,121,946	307,021	142,500	(415,381)	5,156,086

Segment profit/(loss)	(928,350)	(21,384)	(1,003,964)	102,535	(1,851,163)

	United	Dynatech	Parent	Eliminations	Total

Total Assets	2,290,758	3,691,290	394,773	(1,262,657)	5,114,164

Year Ended
December 31, 2007
	United	Dynatech	Parent	Eliminations	Total
Revenue	7,488,038	161,080	135,000	(296,080)	7,488,038

Segment profit/(loss)	(516,819)	(11,682)	(48,952)	58,770	(518,683)

Total assets	2,164,228	3,719,802	1,613,401	(1,493,146)	6,004,285

NOTE 11 – RECLASSIFICATIONS

Certain amounts on the 2007 financial statements have been reclassified to conform with the 2008 presentation.

NOTE 12-EMPLOYEE STOCK INCENTIVE PLAN

One December 26, 2001, the Company adopted the Employee Stock Incentive Plan authorizing 3,000,000 shares at a maximum offering price of $0.10 per share for the purpose of providing employees equity-based compensation incentives.  During 2008 and 2007, no shares were issued under the plan.

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

NOTE 14 – SUBSEQUENT EVENTS

There were no material subsequent events.

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