Form 10-Q
period 2009-03-31
NEXT GENERATION MEDIA CORP
filed 2009-05-20
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  As of May 15, 2009 there were 12,373,397 shares of common stock, $0.01 par value issued and outstanding.

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
March 31, 2009 and December 31, 2008 (Unaudited and Audited)	4

Condensed Consolidated Statements of Operations:
Three Months Ended March 31, 2009 and 2008 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows:
Three Months Ended March 31, 2009 and 2008 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management's Discussion And	17
Analysis of Financial Condition
And Results of Operations

Item 3. Controls and Procedures	21

Part II - Other Information	21

Item 1. Legal Proceedings	21

Item 2. Changes In Securities And Use Of Proceeds	21

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission Of Matters To A Vote Of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits And Reports On Form 8-K	22

Signatures	23

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and equivalents	$449,948	$466,106
Accounts receivable, net of allowance of $23,639 and $117,173, respectively	333,208	306,295
Prepaid expenses and other current assets	87,641	95,109
Total current assets	870,797	867,510

Fixed assets, net	4,177,344	4,246,654

Total assets	$5,048,141	$5,114,164

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,188,214	$1,063,873
Obligation under capital leases, current	59,361	65,763
Notes payable, current	2,664	9,697
Lines of credit	650,000	650,000
Total current liabilities	1,900,239	1,789,333

Long term debt, less current maturities:
Obligation under capital leases	119,423	132,505
Notes payable	3,700,000	3,700,000
Total long term liabilities	3,819,423	3,832,505
Total liabilities	5,719,662	5,621,838

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 12,373,397 shares issued and outstanding	123,734	123,734
Additional paid in capital	7,379,744	7,379,744
Accumulated deficit	(8,174,999)	(8,011,152)
Total stockholders' equity	(671,521)	(507,674)
	$5,048,141	$5,114,164
See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2009	2008
REVENUES:
Net sales	$767,548	$1,555,428
Cost of sales	518,955	1,031,288
Gross profit	248,593	524,140

OPERATING EXPENSES:
Selling and administrative	269,696	414,089
Depreciation	69,310	77,211
Total operating expenses	339,006	491,300

INCOME/(LOSS) FROM OPERATIONS	(90,413)	32,840

Other income	207	13,201
Gain on sale of equipment	3,500	1,500
Interest expense, net	(77,142)	(73,352)

Net Income (loss) before income taxes	(163,848)	(25,811)

Income taxes	-	-

NET INCOME (LOSS) BEFORE MINORITY INTEREST	$(163,848)	$(25,811)

Minority interest	(12,759)	3,097

INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	$(176,607)	$(22,714)

Net Income (loss) per common share-basic (Note A)	$(.01)	$(0.00)

Net Loss per common stock-assuming fully diluted (Note A)		(see Note A)

Weighted average number of common shares outstanding-basic	12,373,397	12,373,397

Weighted average number of common shares outstanding-fully diluted		(see Note A)

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(176,607)	$(22,714)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Minority interest	12,759	(3,097)
Adjustments for depreciation	69,310	77,211
(Increase) decrease in:
Accounts receivable	(26,913)	(208,825)
Inventory	-	10,025
Prepaid expenses and other current assets	7,468	(138,368)
Increase (decrease) in:
Accounts payable and accrued expenses	124,341	187,865

Net cash provided (used) in operating activities	10,358	(98,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Dynatech, LLC	-	-
Purchase of property and equipment	-	-
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	-	186,000
(Payments)/borrowings on notes payable and capital leases, net	(26,518)	(41,716)
Net cash provided (used) by financing activities	(26,517)	144,284

Net increase/(decrease) in cash and cash equivalents	(16,158)	46,201
Cash and cash equivalents at beginning of period	466,106	132,909
Cash and cash equivalents at end of period	$449,948	$179,110

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$91,679	$77,880
Cash paid during the period for taxes	$-	$-

See the accompanying notes to the consolidated financial statements

NEXT GENERATION MEDIA CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April of 1997.  The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services.  Sales are conducted through a network of franchises that the Company supports on a wholesale basis.  At March 31, 2009, the Company had approximately 10 active area franchise license agreements located throughout the United States.

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs. The Company did not incur impairment losses for the three month periods ended March 31, 2009 and 2008.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs".  Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company did not incur expenditures on research and product development for the three months ended March 31, 2009 and 2008.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations $1,909 and $22,339 as advertising costs for the three months ended March 31, 2009 and 2008, respectively.

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

The Company had no employee stock options issued and outstanding at March 31, 2009. All prior awards of stock options were vested at the time of issuance in prior years.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three months ended March 31, 2009 and 2008 was 12,373,397. In determining the number of shares used in computing diluted loss per share for the three months ended March 31, 2009 and 2008, common stock equivalents derived from shares issuable from the exercise of stock options are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company had a net loss from operations of ($90,413), during the three month period ended March 31, 2009.  The Company's total liabilities exceeded its total assets by $671,521 as of March 31, 2009.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At March 31, 2009 and March  31, 2008, allowance for doubtful account balance was $23,639 and $28,255, respectively.

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
The adoption of EITF 07-1in 2009 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The adoption of EITF 07-05 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of SFAS No. 161 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of FSP No. FAS 142-3 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The adoption of FSP APB 14-1 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF No. 03-6-1 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company's consolidated financial statements.

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2009 and March 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Furniture and fixtures	$24,585	$24,585
Land	565,270	565,270
Building	3,108,989	3,108,989
Equipment	313,229	313,229
Vehicles	9,200	9,200
Leasehold improvements	107,300	107,300
Software development	411,391	411,391
Computer equipment	339,275	339,275
	4,879,239	4,879,239

Less: Accumulated depreciation	701,895	632,585

Net property and equipment	$4,177,344	$4,246,654

The total depreciation expense for the three months ended March 31, 2009 and 2008 amounted to $69,310, and $77,211, respectively.

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008
Note payable-Virginia Commerce Bank, bearing interest at 6.625% per annum, the loan is payable in three hundred monthly installments with a minimum payment consisting of the accrued interest amount for the first three years and amortized thereafter, collateralized by the property located at 7644 Dynatech Court. The note is held by the variable interest entity Dynatech, LLC.	3,700,000	3,700,000

Note payable-Obligation to Bank of America, bearing interest at 6.4% per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed.	2,664	9,697
	3,702,664	3,730,131
Less: current maturities:	(2,664)	(9,697)

Long term portion	$3,700,000	$3,709,541

NOTE D – OPTIONS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued at March  31, 2009:

		Options Outstanding		Options Exercisable
Exercise	Number	Weighted Average	Weighed Average
Price Range	Outstanding	Remaining Contractual	Exercise Price	Number	Weighted Average
		Life (Years)		Exercisable	Exercise Price
$0.1232 to $0.50	850,000	2.46	$0.50	850,000	$0.26

Transactions involving stock options issued are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at March 31, 2007	850,000	$0.37
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2008	850,000	0.37
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2009	850,000	$0.37

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

NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Accounts payable	$873,815	$712,973
Pension payable	103,046	103,046
Accrued liabilities	211,353	244,854
	$1,188,214	$1,063,873

NOTE G - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  A management estimates that at March 31, 2009, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $3,061,370, expiring in the year 2024, that may be used to offset future taxable income.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized in the near future.

Components of deferred tax assets as of March 31, 2009 and December  31, 2008:
Non current:

	March 31, 2009	December 31, 2008
Net operating loss carryforward	$3,061,370	$3,061,370
Valuation allowance	$(3,061,370)	$(3,061,370)
Net deferred asset	$0.00	$0.00

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company has entered into various employment contracts.  The contracts can be terminated without cause upon written notice.  The Company is party to various legal matters encountered in the normal course of business.  In the opinion of management and legal counsel, the resolution of these matters will not have an adverse effect on the Company's financial position or the future results of operations.

NOTE I - SEGMENT INFORMATION

The Company has two reportable segments for the three month period ended March  31, 2009.

United Marketing Solutions.  United was acquired on April 1, 1999.  The entity is a wholly owned subsidiary.  United operates a direct mail marketing business and is the Company’s primary line of business.

Dynatech, LLC.  Dynatech, LLC began operations on June 22, 2007.  The entity is a variable interest entity.  Dynatech, LLC is a commercial real estate business.

The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies.  Summarized financial information concerning the Company's reporting segments for the periods ending March 31, 2009 and December 31, 2008 are presented below:

Quarter Ended
March 31, 2009

	United	Dynatech	NGMC	Eliminating Entries	Total
Revenue	747,798	100,183	45,000	(125,433)	767,548

Segment profit/(loss)	(177,976)	19,629	(5,499)	12,761	(176,707)

Total Assets	2,142,140	3,718,230	384,973	(1,197,202)	5,048,141

Year Ended
December 31, 2008

	United	Dynatech	NGMC	Eliminating Entries	Total
Revenue	5,121,946	307,021	142,500	(415,381)	5,156,086

Segment profit/(loss)	(928,350)	(21,384)	(1,003,964)	102,535	(1,851,163)

Total Assets	2,290,758	3,691,290	394,773	(1,262,657)	5,114,164

NOTE J - LINES OF CREDIT

The Company has two lines of credit in the amounts of $500,000 and $150,000 secured by the Company’s accounts receivable.

The first line of credit for $500,000 matures on 6/18/09 and calls for interest of 7.25% per annum.  The balance outstanding at March 31, 2009 was $500,000.

The second line of credit of $150,000 matures on 10/01/09 and calls for interest of 8.25% per annum.  The balance outstanding at March 31, 2009 was $150,000.

NOTE K – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three month period ended March 31, 2009 and the twelve month period ended December 31, 2008, the Company has incurred operating losses of $90,413 and $1,851,163, respectively. In addition, the Company has a deficiency in stockholder’s equity of $671,521 and $507,674 at March 31, 2009 and December 31, 2008, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

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

Results of Operations

The Company’s revenues are difficult to forecast and may vary significantly from quarter to quarter and year to year due to the attrition of franchisees. In addition, the Company’s expense levels for each quarter are, to a significant extent, fixed in advance based on the Company’s expectation as to the net revenues to be generated during that quarter. The Company therefore is generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net revenues. Further as a result of these factors any delay in product introductions, whether due to internal delays or delays caused by third party difficulties, or any significant shortfall in demand in relation to the Company’s expectations, would have an almost immediate adverse impact on the Company’s operating results and on its ability to maintain profit in a quarter.

During the three months ended March 31, 2009 the Company experienced a decrease in total revenues with sales of $767,548 as compared to $1,555,427 for the three months ended March 31, 2008. The Company has continued its commitment to offer incentives to the franchise network to grow their businesses and, in turn, increase Company production levels. Despite providing incentives consistent with those of prior years, production and revenue realized from the core product client base continue to fall in addition to various factors which have caused a number of franchisees to disband their operations. The result of these franchisees who have seized operations is a reduction in homes and units mailed. The company continues to offer significant incentive programs designed to facilitate growth of existing franchises, and will continue to evaluate various opportunities to achieve additional network growth.

Total costs of goods sold as a percentage of sales, for the three month period ended March 31, 2009 were 67.6%, up slightly from 66.3% during the same period in 2008.  Cost of goods will fluctuate from quarter to quarter and year to year based on production workflow and market conditions.

Total operating expenses decreased 31% from $491,300 for the first three months of 2008 to $339,006  in the first three months of 2009 due, in part, to reductions in administrative payroll expense. The Company continues to place a strong emphasis on franchise development and the operations, training, and support of its network. The Company continues to explore new opportunities that will expand production levels, market awareness, and market territory.

The Company realized a Net Loss for the three months ended March 31, 2009 of $(163,846) as compared to a Net Loss of $(22,714) at March 31, 2008 which was due primarily to the significant decrease in core product revenue generated through its franchise network.

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

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

Other than as provided within this Form 10-Q and other filings, we do not anticipate the acquisition  or disposal of any significant property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES

The Company currently has 7 employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

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

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our Management Team. If we lost the services of our management or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business.

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

In the Circuit Court of Fairfax County, filed in April 2009, in Civil Action No: 2009-6401, United Marketing Solutions, Inc. sued Roger Homan for breach of contract, statutory business conspiracy and tortious interference in an amount of no less than Three Hundred Thousand Dollars ($300,000).

In the Circuit Court of Fairfax County, filed in April 2009, in Civil Action No: 2009-6410, United Marketing Solutions, Inc. sued Sheila D. Callo and Fernando A. Callo for breach of contract in an amount of no less than Forty-Five Thousand Dollars ($45,000) plus an amount of no less than Seventeen Thousand ($17,000) for prejudgment interest.

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

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending March 31, 2009 other than as disclosed herein.

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

May 15, 2009	By:	/s/ Darryl Reed
Darryl Reed
CEO