Form 10-Q
period 2009-06-30
NEXT GENERATION MEDIA CORP
filed 2009-08-19
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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
☐  Yes  ☒  No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☐  Yes  ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of June 30, 2009 there were 12,373,397 shares of common stock, $0.01 par value issued and outstanding.

NEXT GENERATION MEDIA CORP. CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and equivalents	$377,144	$466,193
Accounts receivable, net of allowance of $25,140 and $117,173, respectively	413,521	367,450
Prepaid expenses and other current assets	85,323	95,109
Total current assets	875,988	928,754

Fixed assets, net	4,108,212	4,246,654

Total assets	$4,984,200	$5,175,406

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,374,897	$1,125,115
Obligation under capital leases, current	32,316	65,763
Notes payable, current	0	9,697
Lines of credit	650,000	650,000
Total current liabilities	2,057,213	1,850,575

Long term debt, less current maturities:
Obligation under capital leases	132,505	132,505
Notes payable	3,700,000	3,700,000
Total long term liabilities	3,832,505	3,832,505
Total liabilities	5,889,718	5,683,080

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 12,373,397 shares issued and outstanding	123,734	123,734
Additional paid in capital	7,379,744	7,379,744
Accumulated deficit	(8,408,996)	(8,011,152)
Total stockholders’ equity	(905,518)	(507,674)
	$4,984,200	$5,175,406

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,
	2009	2008
REVENUES:
Net sales	$753,910	$1,387,398
Cost of sales	625,342	1,195,366
Gross profit	128,568	192,032

OPERATING EXPENSES:
Selling and administrative	210,831	406,068
Depreciation	69,132	77,211
Total operating expenses	279,963	483,279

INCOME/(LOSS) FROM OPERATIONS	(151,395)	(291,247)

Other income	184	314
Gain on sale of equipment	2,500	0
Interest expense, net	(85,286)	(74,342)

Net Income (loss) before income taxes	(233,997)	(365,275)

Income taxes	—	—

NET INCOME (LOSS) BEFORE MINORITY INTEREST	$(233,997)	$(365,275)

Minority interest	(10,628)	3,577

INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	$(244,625)	$(361,698)

Net Income (loss) per common share-basic (Note A)	$(.01)	$(0.01)

Net Loss per common stock-assuming fully diluted (Note A)		(see Note A )

Weighted average number of common shares outstanding-basic	12,373,397	12,373,397

Weighted average number of common shares outstanding-fully diluted		(see Note A )

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended June 30,
	2009	2008
REVENUES:
Net sales	$1,521,458	$2,931,181
Cost of sales	1,144,297	2,252,864
Gross profit	377,161	678,317

OPERATING EXPENSES:
Selling and administrative	480,527	804,624
Depreciation	138,442	154,422
Total operating expenses	618,969	959,046

INCOME/(LOSS) FROM OPERATIONS	(241,808)	(280,729)

Other income	391	52,871
Gain on sale of equipment	6,000	—
Interest expense, net	(162,428)	(163,227)

Net Income (loss) before income taxes	(397,845)	(391,085)

Income taxes	—	—

NET INCOME (LOSS) BEFORE MINORITY INTEREST	$(397,845)	$(391,085)

Minority interest	(23,207)	6,674

INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	$(421,052)	$(384,411)

Net Income (loss) per common share-basic (Note A)	$(.01)	$(0.01)

Net Loss per common stock-assuming fully diluted (Note A)		(see Note A )

Weighted average number of common shares outstanding-basic	12,373,397	12,373,397

Weighted average number of common shares outstanding-fully diluted		(see Note A )

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(421,052)	$(384,411)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Minority interest	23,207	(6,674)
Adjustments for depreciation	138,441	154,421
(Increase) decrease in:
Accounts receivable	(107,226)	(45,020)
Inventory	—	17,212
Prepaid expenses and other current assets	9,787	(117,997)
Increase (decrease) in:
Accounts payable and accrued expenses	312,859	290,603

Net cash provided (used) in operating activities	(43,984)	(91,866)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	—	348,000
(Payments)/borrowings on notes payable and capital leases, net	(45,065)	(68,209)
Net cash provided (used) by financing activities	(45,065)	279,791

Net increase/(decrease) in cash and cash equivalents	(89,049)	187,925
Cash and cash equivalents at beginning of period	466,193	132,909
Cash and cash equivalents at end of period	$377,144	$320,384

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$162,428	$163,227
Cash paid during the period for taxes	$—	$—

See the accompanying notes to the consolidated financial statements

NEXT GENERATION MEDIA CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April of 1997. The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services. Sales are conducted through a network of franchises that the Company supports on a wholesale basis. At June 30, 2009, the Company had approximately 6 active area franchise license agreements located throughout the United States.

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

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs. The Company did not incur impairment losses for the three month periods ended June 30, 2009 and 2008.

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three months ended June 30, 2009 and 2008.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company charged to operations $4,128 and $16,173 as advertising costs for the three months ended June 30, 2009 and 2008, respectively.

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

The Company had no employee stock options issued and outstanding at June 30, 2009. All prior awards of stock options were vested at the time of issuance in prior years.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three and six month periods ended June 30, 2009 and 2008 was 12,373,397. In determining the number of shares used in computing diluted loss per share for the three and six month periods ended June 30, 2009 and 2008, common stock equivalents derived from shares issuable from the exercise of stock options are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company had a net loss from operations of ($151,395), during the three month period ended June 30, 2009. The Company’s total liabilities exceeded its total assets by $905,518 as of June 30, 2009.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At June 30, 2009 and June 30, 2008, allowance for doubtful account balance was $25,140 and $29,755, respectively.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

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

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS No. 161 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of FSP No. FAS 142-3 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) “ (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption of FSP APB 14-1 did not have a material effect on its consolidated financial position, results of operations or cash flows.

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

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company’s consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Furniture and fixtures	$24,585	$24,585
Land	565,270	565,270
Building	3,108,989	3,108,989
Equipment	313,229	313,229
Vehicles	9,200	9,200
Leasehold improvements	107,300	107,300
Software development	411,391	411,391
Computer equipment	339,275	339,275
	4,879,239	4,879,239

Less: Accumulated depreciation	771,027	632,585

Net property and equipment	$4,108,212	$4,246,654

The total depreciation expense for the three months ended June 30, 2009 and 2008 amounted to $69,132, and $77,211, respectively.

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2009 and December 31, 2008 consists of the following:

	June 30, 2009	December 31, 2008
Note payable-Virginia Commerce Bank, bearing interest at 6.625% per annum, the loan is payable in three hundred monthly installments with a minimum payment consisting of the accrued interest amount for the first three years and amortized thereafter, collateralized by the property located at 7644 Dynatech Court. The note is held by the variable interest entity Dynatech, LLC.	3,700,000	3,700,000

Note payable-Obligation to Bank of America, bearing interest at 6.4% per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed.	—	9,697
	3,700,000	3,709,697
Less: current maturities:	—	(9,697)

Long term portion	$3,700,000	$3,700,000

NOTE D – OPTIONS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued at June 30, 2009:

		Options Outstanding		Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.1232	850,000	2.46	$0.50	850,000	$0.26
to $0.50

Transactions involving stock options issued are summarized as follows:

	Weighted Average Number of Shares	Price Per Share
Outstanding at June 30, 2007	850,000	$0.37
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at June 30, 2008	850,000	0.37
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at June 30, 2009	850,000	$0.37

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

NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Accounts payable	$1,002,925	$712,973
Pension payable	103,046	103,046
Accrued liabilities	268,926	244,854
	$1,374,897	$1,063,873

NOTE G - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimates that at June 30, 2009, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $3,061,370, expiring in the year 2024, that may be used to offset future taxable income.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized in the near future.

Components of deferred tax assets as of June 30, 2009 and December 31, 2008:
Non current:

	June 30, 2009	December 31, 2008
Net operating loss carryforward	$3,061,370	$3,061,370
Valuation allowance	$(3,061,370)	$(3,061,370)
Net deferred asset	$0.00	$0.00

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company has entered into various employment contracts. The contracts can be terminated without cause upon written notice. The Company is party to various legal matters encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these matters will not have an adverse effect on the Company’s financial position or the future results of operations.

NOTE I - SEGMENT INFORMATION

The Company has two reportable segments for the three month period ended June 30, 2009.

United Marketing Solutions. United was acquired on April 1, 1999. The entity is a wholly owned subsidiary. United operates a direct mail marketing business and is the Company’s primary line of business.

Dynatech, LLC. Dynatech, LLC began operations on June 22, 2007. The entity is a variable interest entity. Dynatech, LLC is a commercial real estate business.

The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company’s reporting segments for the periods ending June 30, 2009 and December 31, 2008 are presented below:

Quarter Ended
June 30, 2009

	United	Dynatech	NGMC	Eliminating Entries	Total

Revenue	717,910	112,755	45,000	(121,755)	753,910

Segment profit/(loss)	(275,883)	30,367	11,518	(10,628)	(244,625)

Total Assets	2,034,004	3,755,908	382,880	(1,188,592)	4,984,200

Year Ended
December 31, 2008

	United	Dynatech	NGMC	Eliminating Entries	Total

Revenue	5,121,946	307,021	142,500	(415,381)	5,156,086

Segment profit/(loss)	(839,715)	(21,384)	(1,003,964)	—	(1,865,063)

Total Assets	2,290,758	3,691,290	394,773	(1,262,657)	5,114,164

NOTE J - LINES OF CREDIT

The Company has two lines of credit in the amounts of $500,000 and $150,000 secured by the Company’s accounts receivable.

The first line of credit for $500,000 matures on 8/26/09 and calls for interest of 7.25% per annum. The balance outstanding at June 30, 2009 was $500,000.

The second line of credit of $150,000 matures on 10/01/09 and calls for interest of 8.25% per annum. The balance outstanding at June 30, 2009 was $150,000.

NOTE K – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three and six month periods ended June 30, 2009 and the twelve month period ended December 31, 2008, the Company has incurred operating losses of $244,625 and $1,865,063, respectively. In addition, the Company has a deficiency in stockholder’s equity of ($905,518) and ($507,674 )at June 30, 2009 and December 31, 2008, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

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

General Overview

The Company acquired United on April 1, 1999. Originlly founded in 1981 as United Coupon Corporation, United has operated within the coperative direct mail industry for twenty years. United has diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in two communication mediums: direct mail and direct marketing. United offers advertising and marketing products and services through a network of franchises, with the largest concentration being in the northeast United States. United provides full-service design, layout, printing, packaging, and distribution of marketing products and promotional coupons sold by the franchise network to local market buinesses, services providers, and professionals as resources to help them generate “trial and repeat” customers. United’s core product, the cooperative coupon envelope, reaches in excess of ten million mailboxes per year.

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

During the three months ended June 30, 2009 the Company experienced a decrease in total revenues with sales of $753,910 as compared to $1,387,398 for the three months ended June 30, 2008. The Company has continued its commitment to offer incentives to the franchise network to grow their businesses and, in turn, increase Company production levels. Despite providing incentives consistent with those of prior years, production and revenue realized from the core product client base continue to fall in addition to various factors which have caused a number of franchisees to disband their operations. An analysis of production data for the three months ended June 30, 2009 shows the company produced 2,771 advertising units as compared to 5,544 units through the same period in 2008; while the coupon average per envlope increased from 16.95 in nthe second quarter of 2008 to 19.68 in the second quarter of 2009. The mailing area insertion average for for the second quarter of 2009 increased to 18.47 from 17.49 for the comparable three months in 2008. In-home marketing reach dropped from 3,170,000 homes in the second quarter of 2008 to 1,490,000 homes in the second quarter of 2009. The company continues to offer significant incentive programs designed to facilitate growth of existing franchises, and will continue to evaluate various opportunities to achieve additional network growth.

Total costs of goods sold as a percentage of sales, for the three month period ended June 30, 2009 were 82.95%, down slightly from 86.16% during the same period in 2008. Cost of goods will fluctuate from quarter to quarter and year to year based on production workflow and market conditions.

Total operating expenses were $483,279 (34.8%) for the three months ending June 30, 2008 compared to $279,963 (37.1%) for the three months ending June 30, 2009. The Company continues to place a strong emphasis on franchise development and the operations, training, and support of its network. The Company continues to explore new opportunities that will expand production levels, market awareness, and market territory.

The Company realized a Net Loss for the three months ended June 30, 2009 of $(244,625) as compared to a Net Loss of $(365,274) at June 30, 2008 which is an expected outflow from the decline in core product revenues generated through its franchise network.

Total assets decreased from $5,114,164 at June 30, 2008 to $4,984,200 at June 30, 2009 as a result, in large part, to the write-down of goodwill in the last quarter of 2008. Total current liabilities increased from $1,789,333 at June 30, 2008 to $2,057,213 at June 30, 2009, due, in part, to additional draws on various lines of credit to make up for the shortfall in production revenues. The Company uses credit to manage cash flow and build cash reserves.

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

NUMBER OF EMPLOYEES

The Company currently has 6 employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending June 30, 2009 other than disclosed within this Form 10Q, and in particular, Notes B and C to the Financial Statements.

Use of Proceeds.

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted requiring a vote of security holders during the three-month period ending June 30, 2009 other than as disclosed herein.

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

Next Generation Media Corp.

Dated: August 15, 2009	By:	/s/ Darryl Reed
Darryl Reed, CEO