Form 10-Q
period 2009-09-30
NEXT GENERATION MEDIA CORP
filed 2009-11-20
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-28083

NEXT GENERATION MEDIA CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0169543
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

7644 Dynatech Court, Springfield, VA	22153
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of September 30, 2009 there were 12,373,397 shares of common stock, $0.01 par value issued and outstanding.

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and equivalents	$318,805	$466,193
Accounts receivable, net of allowance of $26,640 and $117,173, respectively	424,175	367,450
Prepaid expenses and other current assets	90,276	95,109
Total current assets	833,256	928,754

Fixed assets, net	4,039,403	4,246,654

Total assets	$4,872,659	$5,175,406

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,344,977	$1,125,115
Obligation under capital leases, current	25,237	65,763
Notes payable, current	—	9,697
Deferred revenue	72,876	—
Lines of credit	650,000	650,000
Total current liabilities	2,093,090	1,850,575

Long term debt, less current maturities:
Obligation under capital leases	107,589	132,505
Customer deposit	12,000	—
Notes payable	3,700,000	3,700,000
Total long term liabilities	3,819,589	3,832,505
Total liabilities	5,912,679	5,683,080

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 12,373,397 shares issued and outstanding	123,734	123,734
Additional paid in capital	7,379,744	7,379,744
Accumulated deficit	(8,543,498)	(8,011,152)
Total stockholders’ equity	(1,040,020)	(507,674)
	$4,872,659	$5,175,406
See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,
	2009	2008
REVENUES:
Net sales	$472,338	$1,211,324
Cost of sales	257,865	1,094,126
Gross profit	214,473	117,198

OPERATING EXPENSES:
Selling and administrative	208,998	—
Depreciation	68,808	76,837
Total operating expenses	276,906	492,420

INCOME/(LOSS) FROM OPERATIONS	(63,333)	(375,222)

Gain on sale of equipment	—	15,266
Interest expense, net	(79,866)	(87,223)

Net Income (loss) before income taxes	(143,199)	(447,179)

Income taxes	—	—

NET INCOME (LOSS) BEFORE MINORITY INTEREST	$(143,199)	$(447,179)

Minority interest	(11,501)	4,066

INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	$(154,700)	$(443,113)

Net Income (loss) per common share-basic (Note A)	$(.01)	$(0.04)

Net Loss per common stock-assuming fully diluted (Note A)		(see Note A )

Weighted average number of common shares outstanding-basic	12,373,397	12,373,397

Weighted average number of common shares outstanding-fully diluted		(see Note A )

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended September 30,
	2009	2008
REVENUES:
Net sales	$1,997,923	$4,180,361
Cost of sales	1,402,162	3,346,991
Gross profit	595,761	833,370

OPERATING EXPENSES:
Selling and administrative	667,860	1,220,104
Depreciation	207,250	231,259
Total operating expenses	875,110	1,451,363

INCOME/(LOSS) FROM OPERATIONS	(279,349)	(617,993)

Other income	—	30,282
Gain on sale of equipment	6,000	—
Interest expense, net	(258,997)	(250,450)

Net Income (loss) before income taxes	(532,346)	(838,161)

Income taxes	—	—

NET INCOME (LOSS) BEFORE MINORITY INTEREST	$(532,346)	$(838,161)

Minority interest	(28,999)	10,740

INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	$(561,345)	$(827,421)

Net Income (loss) per common share-basic (Note A)	$(.05)	$(0.07)

Net Loss per common stock-assuming fully diluted (Note A)		(see Note A )

Weighted average number of common shares outstanding-basic	12,373,397	12,373,397

Weighted average number of common shares outstanding-fully diluted		(see Note A )

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(561,346)	$(827,421)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Minority interest	28,999	(10,740)
Adjustments for depreciation	207,251	231,258
(Increase) decrease in:
Accounts receivable	(56,725)	(296,941)
Inventory	—	46,375
Prepaid expenses and other current assets	4,833	(56,608)
Increase (decrease) in:
Accounts payable and accrued expenses	219,863	731,270

Net cash provided (used) in operating activities	(157,125)	(182,807)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit	—	440,000
Deferred revenue	72,876	—
Customer deposit	12,000	—
(Payments)/borrowings on notes payable and capital leases, net	(75,139)	(93,710)
Net cash provided (used) by financing activities	9,737	346,290

Net increase/(decrease) in cash and cash equivalents	(147,388)	163,483
Cash and cash equivalents at beginning of period	466,193	132,909
Cash and cash equivalents at end of period	$318,805	$296,392

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$259,565	$87,223
Cash paid during the period for taxes	$—	$—

See the accompanying notes to the consolidated financial statements

NEXT GENERATION MEDIA CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on the Company’s financial position and results of operations was not significant.

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

Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the nine month periods ended September 30, 2009 and 2008.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company charged to operations $6,544 and $48,952 as advertising costs for the three months ended September 30, 2009 and 2008, respectively.

Comprehensive Income

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities. The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company applies the management approach to the identification of our reportable operating segment as provided in accordance with ASC 280-10. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. There was not any stock based compensation in the periods presented.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three and nine month periods ended September 30, 2009 and 2008 was 12,373,397. In determining the number of shares used in computing diluted loss per share for the three and nine month periods ended September 30, 2009 and 2008, common stock equivalents derived from shares issuable from the exercise of stock options are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company had a net loss from operations of ($63,333), during the three month period ended September 30, 2009. The Company’s total liabilities exceeded its total assets by $1,040,020 as of September 30, 2009.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At September 30, 2009 and September 30, 2008, allowance for doubtful account balance was $26,640 and $31,255 respectively.

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Furniture and fixtures	$24,585	$24,585
Land	565,270	565,270
Building	3,108,989	3,108,989
Equipment	313,229	313,229
Vehicles	9,200	9,200
Leasehold improvements	107,300	107,300
Software development	411,391	411,391
Computer equipment	339,275	339,275
	4,879,239	4,879,239

Less: Accumulated depreciation	839,836	632,585
Net property and equipment	$4,039,403	$4,246,654

The total depreciation expense for the nine months ended September 30, 2009 and 2008 amounted to $207,250 and $231,259, respectively.

NOTE C - NOTES PAYABLE

Notes payable at September 30, 2009 and December 31, 2008 consists of the following:

	September 30, 2009	December 31, 2008
Note payable-Virginia Commerce Bank, bearing interest at 6.625% per annum, the loan is payable in three hundred monthly installments with a minimum payment consisting of the accrued interest amount for the first three years and amortized thereafter, collateralized by the property located at 7644 Dynatech Court. The note is held by the variable interest entity Dynatech, LLC.	3,700,000	3,700,000

Note payable-Obligation to Bank of America, bearing interest at 6.4% per annum, the loan is payable in forty-eight monthly installments of $2,395, including interest, and is collateralized by the equipment financed.	—	9,697
	3,700,000	3,709,697
Less: current maturities:	—	(9,697)

Long term portion	$3,700,000	$3,700,000

NOTE D – OPTIONS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued at September 30, 2009:

		Options Outstanding		Options Exercisable

Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.1232 to $0.50	480,000	1.92	$0.26	480,000	$0.26

There were not any stock options transactions for the nine month period ended September 30, 2009

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

NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Accounts payable	$993,167	$777,215
Pension payable	5,050	103,046
Accrued liabilities	346,760	244,854
	$1,344,977	$1,125,115

NOTE G - INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimates that at September 30, 2009, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $28,500,000, expiring in the year 2024, that may be used to offset future taxable income. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of September 30, 2009 and December 31, 2008 are as follows:

Non current:

	September 30, 2009	December 31, 2008
Net operating loss carryforward	$3,061,370	$3,061,370
Valuation allowance	$(3,061,370)	$(3,061,370)
Net deferred asset	$0.00	$0.00

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

NOTE I - SEGMENT INFORMATION

The Company has two reportable segments for the three month period ended September 30, 2009.

United Marketing Solutions. United was acquired on April 1, 1999. The entity is a wholly owned subsidiary. United operates a direct mail marketing business and is the Company’s primary line of business.

Dynatech, LLC. Dynatech, LLC began operations on June 22, 2007. The entity is a variable interest entity. Dynatech, LLC is a commercial real estate business.

The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies. Summarized financial information concerning the Company’s reporting segments for the periods ending September 30, 2009 and December 31, 2008 are presented below:

Quarter Ended
September 30, 2009

	United	Dynatech	NGMC	Eliminating Entries	Total

Revenue	428,338	120,755	45,000	(121,755)	472,338

Segment profit/(loss)	(131,269)	32,859	(44,789)	—	(143,199)

Total Assets	2,104,203	3,788,116	382,758	(1,402,418)	4,872,659

Year Ended
December 31, 2008

	United	Dynatech	NGMC	Eliminating Entries	Total

Revenue	5,121,946	307,021	142,500	(415,381)	5,156,086

Segment profit/(loss)	(839,715)	(21,384)	(1,003,964)	—	(1,865,063)

Total Assets	2,290,758	3,691,290	394,773	(1,262,657)	5,114,164

NOTE J - LINES OF CREDIT

The Company has two lines of credit in the amounts of $500,000 and $150,000 secured by the Company’s accounts receivable.

The first line of credit for $500,000 matures on 11/26/09 and calls for interest of 7.25% per annum. The balance outstanding at September 30, 2009 was $500,000.

The second line of credit of $150,000 matures on 11/01/10 and calls for interest of 8.25% per annum. The balance outstanding at September 30, 2009 was $150,000.

NOTE K – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three and nine month periods ended September 30, 2009, the Company has incurred operating losses of $279,349 and $617,993, respectively. In addition, the Company has a deficiency in stockholder’s equity of ($1,040,019) and ($507,674) at September 30, 2009 and December 31, 2008, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

NOTE L – SUBSEQUENT EVENTS

Management has evaluated all subsequent events after the balance sheet date and through the financial statement issuance date of November 18, 2009 and concluded that no subsequent events have occurred that would require recognition in the Financial Statement or disclosure in the Notes to the Financial Statements.

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

During the three months ended September 30, 2009 the Company experienced a decrease in total revenues with sales of $472,338 as compared to $1,211,324 for the three months ended September 30, 2008.  Production and revenues realized from the core product client base continue to fall; in addition, various factors have caused a number of franchisees to disband their operations.  The coupon average per envelope increased from 17.96 in the third quarter of 2008 to 19.60 in the third quarter of 2009. The mailing area insertion average for for the third quarter of 2009 decreased  to 15.70 from  16.47 for the comparable three months in 2008. In-home marketing reach dropped from 2,520,000 homes in the third quarter of 2008 to 830,000 homes in the third quarter of 2009.

Total operating expenses as a percentage of sales, for the three month period ended September 30, 2009, were 75.76%, up from 48.17% during the same period in 2008. Fixed operating expenses prevent a corresponding drop in expenses when production and revenues decline significantly.

The Company realized a Net Loss for the three months ended September 30, 2009 of $(143,199) as compared to a Net Loss of $(447,179) for the three months ended September 30, 2008, which is an expected outflow from the  decline in core product revenues generated through its franchise network.

Total assets decreased from $5,175,406 at December 31, 2008 to $4,872,659 at September 30, 2009. Total current liabilities increased from $1,850,575 at December 31, 2008 to $2,093,090 at September 30, 2009, due, in part, to additional draws on various lines of credit to make up for the shortfall in production revenues. The Company uses credit to manage cash flow.

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

NUMBER OF EMPLOYEES

The Company currently has 5 employees. The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened. The Company is subject to legal proceedings and claims that arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.  As indicated in the cases below, the Company intends to aggressively pursue any franchisees that violate their franchise agreements. The Company is awaiting notice of service on additional suits filed against franchisees and Company anticipates additional suits will be filed in the future.

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

In the Circuit Court of Fairfax County, filed in April 2009, in Civil Action No: 2009-6401, United Marketing Solutions, Inc. sued Roger Homan for breach of contract, statutory business conspiracy and tortious interference in an amount of no less than Three Hundred Thousand Dollars ($300,000).  United Marketing Solutions, Inc. has received a judgment against Roger Homan in this case.

In the Circuit Court of Fairfax County, filed in April 2009, in Civil Action No: 2009-6410, United Marketing Solutions, Inc. sued Sheila D. Callo and Fernando A. Callo for breach of contract in an amount of no less than Forty-Five Thousand Dollars ($45,000) plus an amount of no less than Seventeen Thousand ($17,000) for prejudgment interest.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending September 30, 2009 other than disclosed within this Form 10Q..

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

Next Generation Media Corp.

Dated: November 18, 2009	By:	/s/ Darryl Reed
Darryl Reed, CEO