Form 10-K
period 2009-12-31
NEXT GENERATION MEDIA CORP
filed 2010-04-15
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-33039

NEXT GENERATION MEDIA CORPORATION
(Exact name of Company as specified in its charter)

Nevada	88-0169543
(State of incorporation)	(I.R.S. Employer)
Identification No.)

7516 G Fullerton Road, Springfield, Virginia 22153
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

The aggregate market value of the voting stock held by non-affiliates of the Company as of April 14, 2010: Common Stock, par value $0.001 per share -- $47,055. As of April 14, 2010, the Company had 12,373,397 shares of common stock issued and outstanding, of which 9,373,397 were held by non-affiliates.

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

ITEM 2. PROPERTIES.

The Company's principal offices are located at 7516G Fullerton Road, Springfield, VA 22153.

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

In the Circuit Court of Fairfax County, filed in April 2009, in Civil Action No: 2009-6401, United Marketing Solutions, Inc. sued Roger Homan for breach of contract, statutory business conspiracy and tortious interference.  Judgment was rendered against Homan in the amount of Five Hundred and Fifty One Thousand Nine Hundred and Sixty-Six Dollars and Twenty-Three Cents,  ($551,966.23).

In the Circuit Court for Fairfax County, filed on July 15, 2009, in Case No. 2009-10209, General Electric Capital Corporation sued United Marketing Solutions, Inc. for breach of contract in failing to remit lease payments to the Plaintiff in the amount of $192,980.01. United Marketing Solutions, Inc. intends to defend itself against General Electric Capital Corporation.

In the Circuit Court of Fairfax County, filed in November 2009, in Civil Action No: 2009-15875, United Marketing Solutions, Inc. sued Angie M. Fowler and Timothy P. Fowler for breach of contract and tortious interference. United Marketing is seeking compensatory damages of no less than $500,000, plus punitive damages awarded by the Court plus prejudgment interest, attorney fees and such other and further relief as deemed appropriate.

In the Circuit Court of Fairfax County, filed in April 2009, in Civil Action No: 2009-6410, United Marketing Solutions, Inc. sued Sheila D. Callo and Fernando A. Callo for breach of contract in an amount of no less than Forty-Five Thousand Dollars ($45,000) plus an amount of no less than Seventeen Thousand ($17,000) for prejudgment interest.

In the Circuit Court of Fairfax County, in Civil Action No: GV09008667, United Marketing Solutions, Inc. sued Best Coupon Corporation and Esta Margolis for breach of contract.  Judgment was rendered in the amount of Ten Thousand Four Hundred Ninety-Seven and Ninety-Three Cents ($10,497.93).

In the Circuit Court of Fairfax County, United Marketing Solutions, Inc. sued Paul and Evaline Hatjistilianos for breach of contract and was awarded a judgment in the amount of Two Hundred and Seventy-One Thousand and Sixty-One Dollars and Twenty-Two Cents ($271,061.22).

In the Circuit Court of Fairfax County Virginia, filed on August 1, 2008 (Case No. CL 2008-9914), United Marketing Solutions, Inc. sued Geoffrey and Francine Blair for breach of contract arising out of an alleged failure to pay the principal sum of $11,041.82 due pursuant to the Franchise Agreement between the parties.  The complaint also seeks a recovery of $75,000 in punitive damages for alleged fraud in the inducement.  The case was scheduled for trial in June 2009, however since Geoffrey Blair filed Chapter 7 Bankruptcy Petition (Case No. 08-12294-MWV), the case has been stayed.  Francine Blair had previously filed a Chapter 7 Bankruptcy Petition and, although the present lawsuit has been stayed as to her as well, United intends to move the Fairfax court to vacate that stay and set a new trial date since the specific contractual obligation and the default alleged thereunder arose well after her bankruptcy case was concluded.

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

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2009

	High	Low

Quarter Ended December 31, 2009	0.005	0.028

Quarter Ended September 30, 2009	0.005	0.01

Quarter Ended June 30, 2009	0.005	0.005

Quarter Ended March 31, 2009	0.003	0.03

For the Fiscal Year Ended on December 31, 2008

	High	Low

Quarter Ended December 31, 2008	0.03	0.002

Quarter Ended September 30, 2008	0.03	0.021

Quarter Ended June 30, 2008	0.03	0.03

Quarter Ended March 31, 2008	0.09	0.035

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

Holders of Common Equity

As of December 31, 2009, the Company's transfer agent shows 572 shareholders of record of the Company's common stock.

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

Comparison of the Year Ended December 31, 2009 with the Year Ended December 31, 2008

During the twelve months ended December 31, 2009 the Company experienced a decrease in total revenues with sales $2,380,927 compared to $5,156,086 for the same period in 2008. This decrease is a direct result of both the loss of advertisers due to the sluggish economy and franchisees leaving the system.  The company has continued its commitment to offer incentives to the franchise network to grow their businesses and, in turn, increase company production levels. Despite providing incentives consistent with those of prior years, production and revenue expectations from the core product client base have fallen significantly short of expectations from beginning of year production forecasts as scheduled production has been reduced or cancelled in addition to various factors which have caused a number of franchisees to disband their operations. In many cases franchisees have wrongfully terminated their agreements and are now competing in the same markets.  We have and will continue to aggressively pursue these individuals to recover some or all of our losses.

Total costs of goods sold for the twelve-month period ended December 31, 2009 were down from the same period in 2008, $1,800,621 compared to $4,083,042. Cost of goods as a percentage of sales decreased from 79.2% for the twelve-month period ended December 31, 2008 to 75.6 % for the twelve-month period ended December 31, 2009. Cost of goods will fluctuate from quarter to quarter and year to year based on production workflow and market conditions.  The company realized a net gain in gross margin due to the successful implementation of parting with a third party printer.

The decrease in total operating expenses from $1,968,752 for the twelve months ended December 31, 2008 to $1,680,528 in 2009 is due, in part, to the rent income and expense being passed through subsidiaries and a reduction in administrative payroll expense.  The company continues to place a strong emphasis on franchise and infrastructure development and the operations, training & support of its network. Funding for franchise development and network training & support resources was 5% of comparable revenue in 2009 versus 6.1% for the twelve months ended December 31, 2008.

Total assets decreased from $5,114,164 at December 31, 2008 compared to $3,857,711 at December 31, 2009 as result, in large part to the write-off of equipment and software. Total current liabilities increased from $1,921,838 at December 31, 2008 to $2,533,271 at December 31, 2009.

The Company incurred a net loss of $1,867,886 for the twelve months ended December 31, 2009, compared to a loss of $1,865,063 for the twelve months ended December 31, 2008.  Subsidiary activity resulted in a net loss of $1,931,205 for the twelve months ended December 31, 2009, compared to a loss of $1,851,163 for the twelve months ended December 31, 2008.

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

Number of Employees

As of December 31, 2009, the Company, through United, had approximately 3 employees.  The Company does not have any collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

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

Continued Control by Current Officers and Directors

As of April 14, 2010, the present officers and directors own approximately 25% of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management) Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern".

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

ITEM 8. FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2009, and for the year ended December 31, 2008 are presented in a separate section of this report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

There were no disagreements with auditors for the period ended December 31, 2009.

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

3.	The company did not institute, as of December 31, 2009, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

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

On April 13, 2010, Leon Zajdel, Melissa Held and Fernando Mathov resigned as Directors.  They did not have any issues or disagreements with the Company.  On April 13, 2010, Olin Greene resigned as an Officer of the Company.  He did not have any issues or disagreements with the Company.

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

Darryl Reed, President/CEO/CFO/Director

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's President. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2009 and prior.

Summary Compensation Table

Name and
principal
position
(a)		Annual compensation			Long-term compensation
All other
compen-
	Year			Other	Awards		Payouts	sation($)(i)
				annual	Restricted	Securities
		Salary	Bonus	compen-	stock	under-	LTIP
		($)	($)	sation($)	award(s)	lying	payouts
					($)	options/	($)
	(b)	(c)	(d)	(e)	(f)	SAR (#)(g)	(h)

President	2009	114,833	0	0	$ 0	0	0	0
	2008	102,000	0	0	$ 0	0	0	0
	2007	197,210	0	0	$10,000	1,000,000	0	0

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

Process and procedures for considering and determining executive and director compensation.

Among other things, the committee has the authority and responsibility under its charter to:

•	Approve our compensation philosophy.
•	Formulate, evaluate, and approve compensation for our officers, as defined in Section 16 of the Securities and Exchange Act of 1934 and rules and regulations promulgated therein.
•
Formulate, approve, and administer cash incentives and deferred compensation plans for executives.  Cash incentive plans are based on specific performance objectives defined in advance of approving and administering the plan.

•	Oversee and approve all compensation programs involving the issuance of our stock and other equity securities.
•	Review executive supplementary benefits, as well as our retirement, benefit, and special compensation programs involving significant cost to us, as necessary and appropriate.
•	Review compensation for terminated executives.
•	Oversee funding for all executive compensation programs.
•	Review compensation practices and trends of other companies to assess the adequacy of our executive compensation programs and policies.
•
Secure the services of external compensation consultants or other experts, as necessary and appropriate.  These services, as required, will be paid from funds provided by the company.  This system is designed to ensure the independence of such external advisors.

•	Approve employment contracts, severance agreements, change in control provisions, and other compensatory arrangements with our executives.

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

Compensation Goals

Our compensation policies are intended to achieve the following objectives:
•	reward executives and employees for their contributions to our growth and profitability, recognize individual initiative, leadership, achievement, and other valuable contributions to our company;
•
to link a portion of the compensation of officers and employees with the achievement of our achievement of our overall performance goals, to ensure alignment with the our strategic direction and values, and to ensure that individual performance is directed towards the achievement of our collective goals;

•	to enhance alignment of individual performance and contribution with long-term stockholder value and business objectives by providing equity awards;
•	to motivate and provide incentives to our named executive officers and employees to continually contribute superior job performance throughout the year; and
•	to obtain and retain the services of skilled employees and executives so that they will continue to contribute to and be a part of our long-term success.

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

Elements of Compensation

Compensation for our executives is generally comprised of:

•	base salary which is targeted at a competitive level and used to reward superior individual job performance of each named executive officer and to encourage continued superior job performance;
•	Cash bonuses which are tied to specific, quantifiable and objective performance measures based on a combination of corporate and individual goals, and discretionary bonuses;
•	equity compensation which is based on corporate and individual performance, and discretionary equity awards.
•	severance and change of control agreements; and
•	Other benefits plan and programs.

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

Compensation Considerations

In setting compensation levels for a particular executive, the committee takes into consideration:

•	the proposed compensation package as a whole
•	each element of compensation individually
•	the executive’s past and expected future contributions to our business
•	our overall company performance;
•	our financial conditions and prospects;
•	the need to retain key employees; and
•	general economic conditions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of April 14, 2010 (issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than ten percent of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of Class	Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class
Common Stock	Darryl Reed	3,008,945	24.3%

	Total	3,008,945	24.3%

(1)
The address for all persons listed is 7516 G Fullerton Road, Springfield, VA, 22153.  Each person has sole voting power and sole right to dispose as to all of the shares shown as beneficially owned by them except as footnoted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the past two years, and not as otherwise disclosed of in any other filing, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, unless listed below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the years ended December 31, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2009	December 31, 2008
(i)	Audit Fees	$41,540	$45,000
(ii)	Audit Related Fees	$0	$0
(iii)	Tax Fees	$0	$0
(iv)	All Other Fees	$0	$0
	Total fees	$41,540	$45,000

AUDIT FEES. The Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2009 or 2008.

TAX FEES. Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. There were no charges for tax services provided in fiscal 2009 or 2008.

ALL OTHER FEES. All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2009 or 2008.

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

Signature	Title	Date

/s/ Darryl Reed	CEO/CFO/Secretary/Director	April 14, 2010
Darryl Reed

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2009 AND 2008

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
NEXT GENERATION MEDIA CORPORATION

Next Generation Media Corporation

and Subsidiaries

Consolidated Financial Statements

For The Years Ended December 31, 2009 and 2008

With Audit Report of Independent

Registered Public Accounting Firm

TURNER, JONES AND ASSOCIATES, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

Turner, Jones & Associates, P.L.L.C.
Certified Public Accountants
108 Center Street, North, 2nd Floor
Vienna, Virginia 22180-5712
(703) 242-6500
FAX (703) 242-1600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Next Generation Media Corporation
7516G Fullerton Road
Springfield, VA 22153

    We have audited the accompanying consolidated balance sheet of Next Generation Media Corporation and its subsidiaries (a Nevada Incorporation) as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Media Corporation and subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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
Vienna, Virginia
April 2, 2010

Next Generation Media Corporation
Consolidated Balance Sheet
As of December 31, 2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$281,152
Accounts receivable, net of
uncollectible accounts of $433,674	12,252
Prepaid expenses and other current assets	87,495

Total current assets	380,899

PROPERTY, PLANT AND EQUIPMENT:
Land	565,270
Building	3,108,989
Equipment	4,086

Total property, plant and equipment	3,678,345

Less: accumulated depreciation	(201,533)

Net property, plant and equipment	3,476,812

TOTAL ASSETS	$3,857,711

See accompanying notes and accountant's audit report

Next Generation Media Corporation
Consolidated Balance Sheet
As of December 31, 2009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Obligation under capital leases, current portion	$214,027
Security deposit	24,000
Line of credit	650,000
Accounts payable	1,106,128
Accrued expenses	539,116

Total current liabilities	2,533,271

LONG TERM LIABILITIES:
Notes payable	3,700,000

Total long term liabilities	3,700,000

Total liabilities	6,233,271

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 50,000,000 shares
authorized, 12,373,397 issued and outstanding	123,734
Additional paid in capital	7,379,744
Accumulated deficit	(9,879,038)

Total stockholders' equity	(2,375,560)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$3,857,711

See accompanying notes and accountant's audit report

Next Generation Media Corporation
Consolidated Statements of Operations
For The Years Ended December 31, 2009 and 2008
REVENUES:	2009	2008
Coupon and postage sales, net of discounts	$2,308,927	$5,091,586
Rental income	72,000	-
Franchise fees	-	64,500

Total revenues	2,380,927	5,156,086

COST OF GOODS SOLD	1,800,621	4,083,242

GROSS MARGIN	580,306	1,072,844

OPERATING EXPENSES:
General and administrative	954,078	1,564,655
Bad debt expense	451,900	96,418
Impairment of assets	157,700	-
Impairment of Goodwill	-	951,133
Depreciation and amortization	274,550	307,679

Total operating expense:	1,838,228	2,919,885

Loss from operations	(1,257,922)	(1,847,041)

OTHER INCOME AND EXPENSES:
Other income	18,821	12,930
Interest expense, net	(297,193)	(298,680)
Disposal of assets	(89,085)	-
Gain/(loss) on sale of equipment	(242,507)	267,728

Total other expenses	(609,964)	(18,022)

Loss before provision for income tax	(1,867,886)	(1,865,063)

Provision for income tax	-	-

Net loss before minority interest	$(1,867,886)	$(1,865,063)

Minority interest	$(63,319)	$13,900

Loss applicable to common shareholders	$(1,931,205)	$(1,851,163)

Basic loss per common share	$(0.16)	$(0.15)

Weighted average common shares outstanding	12,373,397	12,373,397

Diluted loss per common share	N/A	N/A

Fully diluted common shares outstanding	12,853,397	12,982,796

See accompanying notes and accountant's audit report

Next Generation Media Corporation
Consolidated Statements of Stockholders' Equity
			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2007	$12,373,397	$123,734	$7,379,744	$(6,167,783)	$1,335,695

Net Loss	-	-	-	(1,851,163)	(1,851,163)

Minority Interest	-	-	-	7,794	7,794

Balance December 31, 2008	12,373,397	123,734	7,379,744	(8,011,152)	(507,674)

Net Loss	-	-	-	(1,931,205)	(1,931,205)

Minority Interest	-	-	-	63,319	63,319

Balance December 31, 2009	$12,373,397	$123,734	$7,379,744	$(9,879,038)	$(2,375,560)

See accompanying notes and accountant's audit report

Next Generation Media Corporation
Statements of Cash Flows
For The Years Ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,931,205)	$(1,851,163)
Adjustments to reconcile net income to net cash
provided by operating activities:
Impairment of Goodwill	-	951,133
Minority interest	63,319	7,794
Disposal of equipment	89,085	-
Impairment of equipment	157,700	-
Depreciation and amortization	274,550	307,679
(Increase)/decrease in assets
Receivables	294,043	(142,699)
Inventories	-	79,489
Prepaids and other current assets	7,614	(46,335)
Increase/(decrease) in liabilities
Accounts payable	396,677	417,898
Accrued expenses	294,262	142,693
Security deposit	24,000	-
Pension payable	(106,046)	71,418
Sales tax payable	(3,522)	1,008

Net cash flows (used) by
operating activities	(439,523)	(61,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of equipment	248,507	74,051

Net cash provided by investing activities	248,507	74,051

See accompanying notes and accountant's audit report

Next Generation Media Corporation
Statements of Cash Flows (continued)
For The Years Ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under line of credit	-	440,000
Repayment of notes payable and capital lease	6,062	(119,769)

Net cash provided/(used) by financing activities	6,062	320,231

NET INCREASE (DECREASE) IN CASH	(184,954)	333,197

CASH, BEGINNING OF PERIOD	466,106	132,909

CASH, END OF PERIOD	$281,152	$466,106

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-
Interest	$299,439	$298,680

See accompanying notes and accountant's audit report

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:
Next Generation Media Corporation was incorporated in the State of Nevada in November of 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April of 1997.  The Company, through its wholly owned subsidiary, United Marketing Solutions, Inc., provides direct marketing products, which involves the designing, printing, packaging, and mailing of public relations and marketing materials and coupons for retailers who provide services.  Sales are conducted through a network of franchises that the Company supports on a wholesale basis.  At December 31, 2009, the Company had no active area franchise license.

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

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $274,550 and $307,679 respectively.

Internal-Use Software Costs:
The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies, as well as costs incurred in the post-implementation/operational stage, such as maintenance and training.  Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended.  During 2009, capitalized software costs totaled $0.  The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software.  The Company has determined an impairment of the total value of the internal software costs was required, and has accordingly posted an impairment charge of $246,785 for the period ending December 31, 2009.

Intangibles:
The Company has recorded goodwill based on the difference between the cost and the fair value of certain purchased assets. The Company annually evaluates the goodwill for possible impairment.  The Company performed an assessment of the fair value of its sole reporting unit as defined by ASC 820 and compared it to the carrying value of its reporting unit.  The Company’s market capitalization was less than the Company’s book value indicating possible impairment under the test established by ASC 820.  The Company determined the fair value of its assets on a class-by-class basis.  The fair values of the Company’s assets were based upon the expected cash flow from the Company’s business, assuming a discount rate that reflects the degree of risk involved with this type of business.  The Company has determined that an impairment of the goodwill in its sole reporting unit was required, and has accordingly posted an impairment charge of $951,133 for the period ending December 31, 2008.

Advertising Expense:
The Company expenses the cost of advertising and promotions as incurred.  Advertising costs charged to operations for the years ended December 31, 2009 and 2008 were $6,934 and $56,832 respectively.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont.

Revenue Recognition:
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

Impairment of Long-Lived Assets:
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

Comprehensive Income:
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

Segment Information:
The Company adopted Accounting Standards Codification subtopic 280-10, Segment Reporting - Overall - Disclosure ("ASC 280-10") which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

Stock Based Compensation:
 Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the years ended December 31, 2009 and 2008 was $0 and $0, respectively.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont.

Liquidity:
As shown in the accompanying financial statements, the Company recorded a net (loss) of ($1,931,205) and ($1,851,163) during the years ended December 31, 2009 and 2008, respectively. The Company's total liabilities exceeded its total assets by $2,105,104 as of December 31, 2009.

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

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note 14 for disclosures regarding our subsequent events.

 Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

 In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont.

Risks and Uncertainties:
The Company operates in an environment where intense competition exists from other companies.  This competition, along with increases in the price of paper, can impact the pricing and profitability of the Company.

The Company at times may have cash deposits in excess of federally insured limits.

Accounts Receivable:
The Corporation grants credit to its customers, which includes the retail sector and their own franchisees.  The Company establishes an allowance for doubtful accounts based upon on a percentage of accounts receivable plus those balances the Company believes will be uncollectible.  Allowance for uncollectible accounts as of December 31, 2009 was $433,674.

Cash and Cash Equivalents:
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings Per Common Share:
The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").  Under SFAS No. 128, basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding.  Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilative common shares outstanding during the period.  The Company had 480,500 options issued and outstanding as of December 31, 2009 to purchase stock at a weighted average exercise price of $0.26.

Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Media Corporation and its subsidiaries United Marketing Solutions, Inc. and Dynatech, LLC for the years ended December 31, 2009 and 2008.  All inter-company balances and transactions have been eliminated in consolidation.

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

Minority Interest:
The minority interest represents the minority or non-controlling shareholders’ or members’ proportionate share of the equity of the Company’s subsidiaries and are adjusted for the minority’s shares of the profits and losses incurred by these subsidiaries.  No value is recognized on the balance sheet as all minority interest holders lacked capital investment in the related subsidiaries.  The Company owns 35% of Dynatech, LLC.

NOTE 2 – NOTES PAYABLE

Notes payable at December 31, 2009 consists of:

Obligation to Virginia Commerce Bank, bearing interest at 6.625% per annum, the loan is payable in three hundred monthly installments with a minimum payment consisting of the accrued interest amount for the first three years and amortized thereafter, collateralized by the property located at 7644 Dynatech Court.  Balance outstanding at December 31, 2009 was $3,700,000.

The 5 year schedule of maturities is as follows:

2010	$24,496

2011	61,616

2012	65,824

2013	70,320

Thereafter	3,477,744

$3,700,000

NOTE 3 – LINE OF CREDIT

The Company has two lines of credit in the amounts of $500,000 and $150,000 secured by the Company’s accounts receivable.  The first line of credit for $500,000 matures on March 31, 2010 calls for interest of 7.25% per annum.  The balance outstanding at December 31, 2009 was $500,000.

The second line of credit of $150,000 matured on October 1, 2009 and calls for interest of 8.25% per annum.  This line of credit is currently in default.  The balance outstanding at December 31, 2009 was $150,000.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Future minimum annual lease payments for as of December 31, 2009 are:

2010	$32,000
2011	0
2012	0
2013	0
Thereafter	0
Total	$32,000

Rent expense for the years ended December 31, 2009 and 2008 was $12,000 and $0, respectively.

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

NOTE 5 – INCOME TAXES

Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

Management has provided a valuation allowance for the total net deferred tax assets as of December 31, 2009 and 2008, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.
The company filed a consolidated return, with a tax liability of $0 for the year 2009.  At December 31, 2009, the Company had net operating loss carry forwards for federal income tax purposes of approximately $5,764,573 which are available to offset future taxable income, if any, on a scheduled basis through 2029.

NOTE 6 – OBLIGATION UNDER CAPITAL LEASE

The Company acquired machinery under the provisions of long-term leases.  For financial reporting purposes, minimum lease payments relating to the machinery have been capitalized.  The leases are currently in default and in litigation.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of the following items:

Goodwill	$1,341,850
Less accumulated amortization (Pre January 1, 2002)	(390,717)
Less impairment	(951,133)
Intangible assets, net	$0

NOTE 8 - PUBLIC STOCK LISTING

Next Generation Media Corporation common stock began trading on the OTC Bulletin Board on June 11, 2001, under the symbol NGMC.

NOTE 9 – SEGMENT INFORMATION

The Company has two reportable segments for the twelve-month periods ended December 31, 2009 and 2008.

United Marketing Solutions was acquired on April 1, 1999.  The entity is a wholly owned subsidiary.  United operates a direct mail marketing business and is the Company’s primary line of business.

Dynatech, LLC.  Dynatech, LLC began operations on June 22, 2007.  The entity is a variable interest entity.  Dynatech, LLC owns and operates a commercial building that was formerly the corporate headquarters.

The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies.  Summarized financial information concerning the Company's reporting segments for the periods ending December 31, 2009 and 2008 are presented below:

Year Ended
December 31, 2009
	United	Dynatech	Parent	Eliminations	Total

Revenue	2,239,871	405,693	180,000	(444,637)	2,380,927

Segment profit/(loss)	(1,860,020)	97,414	(75,280)	(93,319)	(1,931,205)

Total Assets	1,836,229	3,768,519	382,757	(2,129,794)	3,857,711

Year Ended
December 31, 2008
	United	Dynatech	Parent	Eliminations	Total

Revenue	5,121,946	307,021	142,500	(415,381)	5,156,086

Segment profit/(loss)	(928,350)	(21,384)	(1,003,964)	102,535	(1,851,163)

Total Assets	2,290,758	3,691,290	394,773	(1,262,657)	5,114,164

NOTE 10 – RECLASSIFICATIONS

Certain amounts on the 2009 financial statements have been reclassified to conform with the 2008 presentation.

NOTE 11 – EMPLOYEE STOCK INCENTIVE PLAN

One December 26, 2001, the Company adopted the Employee Stock Incentive Plan authorizing 3,000,000 shares at a maximum offering price of $0.10 per share for the purpose of providing employees equity-based compensation incentives.  During 2009 and 2008, no shares were issued under the plan.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company reports a commercial leasing property that is owned 65% by the Company President and 35% by the Company’s wholly owned subsidiary United Marketing Solutions, Inc.

The Company has accrued compensation expense for the employment contract of the Company President.  As of December 31, 2009, the accrued amount was $447,242.

NOTE 13 – ACCRUED EXPENSES

Accrued expenses consists of the following items:

Accrued property taxes	$13,690
Accrued wages	447,242
Accrued legal fees	37,500
Accrued consulting fees	4,000
Other miscellaneous accruals	36,684

$539,116

NOTE 14 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the year ended December 31, 2009 and 2008, the Company has incurred operating losses of $1,931,205 and $1,851,163, respectively. In addition, the Company has a deficiency in stockholder’s equity of $9,879,038 and $8,011,152 at December 31, 2009 and 2008, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to establishing its business and there can be no assurance that the Company’s efforts will be successful. However, the planned principal operations have not fully commenced and no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the Company will be successful in its efforts to secure additional equity financing.

NOTE 15 – SUBSEQUENT EVENTS

There were no material subsequent events.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, under the name Micro Tech Industries, Inc. (incorporated by reference in the filing of the Company’s annual report on Form 10KSB filed on April 15, 1998).
3.2
Amendment to the Articles of Incorporation (incorporated by reference in the Company’s quarterly report filed on Form 10 Q filed on May 15, 1997).

3.3	Amended and Restated Bylaws (incorporated by reference in the filing of the Company’s annual report on Form 10KSB filed on November 12, 1999).

16.1	Letter on change in certifying accountant (incorporated by reference in the filing of the Company’s current report on Form 8-K filed on January 5, 2001).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Darryl Reed (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Darryl Reed (filed herewith).

32.	Section 1350 Certification of Darryl Reed (filed herewith).