Form 10-Q
period 2010-03-31
NEXT GENERATION MEDIA CORP
filed 2010-05-20
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-28083

NEXT GENERATION MEDIA CORP.
 (Exact name of registrant as specified in its charter)

Nevada	88-0169543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7516 G Fullerton Road, Springfield, VA	22153
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  As of May 17, 2010 there were 19,373,397 shares of common stock, $0.01 par value issued and outstanding.

NEXT GENERATION MEDIA CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009

	(unaudited)	(audited)
	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and equivalents	$143,901	$281,152
Accounts receivable, net of allowance of $392,545 and $433,674, respectively	-	12,252
Prepaid expenses and other current assets	29,240	87,495
Total current assets	173,141	380,899

Net assets of discontinued operations held for sale	(2,220,361)	-

Fixed assets, net	3,455,035	3,476,345

Total assets	$1,407,815	$3,857,711

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$39,212	$1,645,244
Obligation under capital leases, current	-	214,027
Notes payable, current	50,000	-
Lines of credit	-	650,000
Security deposit	24,000	24,000
Total current liabilities	113,212	2,533,271

Long term debt, less current maturities:
Notes payable	3,700,000	3,700,000
Total long term liabilities	3,700,000	3,700,000

Total liabilities	3,813,212	6,233,271

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 12,373,397 shares issued and outstanding	123,734	123,734
Additional paid in capital	7,379,744	7,379,744
Accumulated deficit	(9,908,875)	(9,879,038)
Total stockholders' equity	(2,405,397)	(2,375,560)
	$1,407,815	$3,857,711
See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three months ended March 31,
	2010	2009
REVENUES:
Net sales	$-	$767,548
Rental income	72,000	-
Cost of sales	-	518,955
Gross profit	72,000	524,140

OPERATING EXPENSES:
Selling and administrative	27,831	269,696
Depreciation	19,929	69,310
Total operating expenses	47,760	339,006

INCOME/(LOSS) FROM OPERATIONS	24,240	(90,413)

Other income	32,000	207
Gain on sale of equipment	-	3,500
Collection of prior bad debt	42,627	-
Interest expense, net	(60,803)	(77,142)

Net Income (loss) before income taxes	38,064	(163,848)

Income taxes	-	-

NET (LOSS) BEFORE MINORITY INTEREST	38,064	(163,848)

Minority interest	(15,163)	(12,759)

INCOME (LOSS) FROM CONTINUING OPERATIONS	22,901	(176,607)

(LOSS) FROM DISCONTINUED OPERATIONS	(67,901)	-

NET (LOSS)	$(45,000)	$(176,607)

Net (loss) per common share-basic (Note A)	$(0.00)	$(0.01
Net Loss per common stock-assuming fully diluted (Note A)	(see Note A)	(see Note A)
Weighted average number of common shares outstanding-basic	12,373,397	12,373,397
Weighted average number of common shares outstanding-fully diluted	(see Note A)	(see Note A)

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(45,000)	$(176,607)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Minority interest	15,163	12,759
Adjustments for depreciation	19,929	69,310
(Increase) decrease in:
Accounts receivable	12,252	(26,913)
Net assets of discontinued operations held for sale	2,228,208	-
Prepaid expenses and other current assets	58,255	7,468
Increase (decrease) in:
Accounts payable and accrued expenses	(1,606,031)	124,341

Net cash provided (used) in operating activities	682,776	10,358

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments)/borrowings on notes payable and capital leases, net	(814,027)	(26,517)

Net cash provided (used) by financing activities	(814,027)	(26,517)

Net increase/(decrease) in cash and cash equivalents	$(137,251)	$(16,158)
Cash and cash equivalents at beginning of period	$281,152	$466,106
Cash and cash equivalents at end of period	$143,901	$449,948

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$61,341	$91,679
Cash paid during the period for taxes	-	-

See the accompanying notes to the consolidated financial statements.

NEXT GENERATION MEDIA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance as of December 31, 2009	12,373,397	$123,734	-	$-	$7,379,744	$(9,879,038)	$(2,375,560)

Net Loss	-	-	-	-	-	(45,000)	(45,000)

Minority Interest	-	-	-	-	-	15,163	15,163

Balance as of March 31, 2010	12,373,397	$123,734	-	$-	$7,379,744	$(9,908,875)	$(2,405,397)

See the accompanying notes to the consolidated financial statements.

NEXT GENERATION MEDIA CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

The consolidated financial statements include the accounts of the Company and a variable interest entity Dynatech, LLC.  All significant inter-company transactions and balances have been eliminated in consolidation.

During the quarter ended March 31, 2010, the Company decided to cease operations at its United Marketing Solutions, Inc. subsidiary because of continued operating losses and the termination of all franchise relationships.  As a result of the termination of operations, the Company decided to dispose of United Marketing Solutions, Inc.  Accordingly, the results of United Marketing Solutions, Inc. are presented separately on the consolidated income statement as discontinued operations, and its net assets are presented separately on the consolidated balance sheet as net assets of discontinued operations held for sale.

Since termination of operations at United Marketing Solutions, Inc., the Company has decided to acquire a portfolio of properties that contain valuable natural resources, such as natural gas, oil and coal.  The Company’s strategy is to acquire properties that are distressed, undervalued or underutilized at prices it believes are below fair market value. The Company will then provide long term leases to leading natural gas, oil field development firms and coal extractors (lessees) to efficiently extract the resources while Company focuses on growing its portfolio of properties.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts to customers are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three months ended March 31, 2010 and 2009.

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

Advertising

We did not have any advertising costs in the quarter ended March 31, 2010.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2010 and 2009 was $0 for both periods.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three months ended March 31, 2010 and 2009 was 12,373,397.  In determining the number of shares used in computing diluted loss per share for the three months ended March 31, 2009, common stock equivalents derived from shares issuable from the exercise of stock options are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company had a net income from continuing operations of $22,091 during the three month period ended March 31, 2010.  The Company's total liabilities exceeded its total assets by $2,405,397 as of March 31, 2010.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At March 31, 2010 and March 31, 2009, allowance for doubtful account balance was $392,545 and $433,674, respectively.

New Accounting Pronouncements

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

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at March 31, 2010 and March 31, 2009 are as follows:

	March 31, 2010	December 31, 2009

Land	$565,270	$565,270
Building	3,108,989	3,108,989
Equipment	-	4,086
	3,674,259	3,678,345

Less: Accumulated depreciation	219,224	201,533

Net property and equipment	$3,455,035	$3,476,812

The total depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $19,929, and $69,310, respectively.

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2010 and December 31, 2009 consists of the following:

	March 31, 2010	December 31, 2009
Note payable-Virginia Commerce Bank, bearing interest at 6.625% per annum, the loan is payable in three hundred monthly installments with a minimum payment consisting of the accrued interest amount for the first three years and amortized thereafter, collateralized by the property located at 7644 Dynatech Court. The note is held by the variable interest entity Dynatech, LLC.	$3,700,000	$3,700,000

Note payable - Asher Enterprises.	$50,000	$-

Less: current maturities:	$(50,000)	$-

Long term portion	$3,700,000	$3,700,000

NOTE D - COMMITMENTS AND CONTINGENCIES

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

NOTE E – OPTIONS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued at March 31, 2010:

Options Outstanding			Options Exercisable
Weighted
Average
		Remaining	Weighted		Weighted
Exercise	Number	Contractual	Average	Number	Average
Price Range	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

$0.1232 to $0.50	480,000	1.39	$0.26	480,000	$0.26

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at March 31, 2008	850,000	$0.37
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2009	850,000	$0.37
Granted	-	-
Exercised	-	-
Canceled or expired	370,000	-
Outstanding at March 31, 2010	480,000	$0.26

NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Accounts payable	$39,212	$1,106,128
Accrued liabilities	-	539,116
	$39,212	$1,645,244

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

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  Management estimates that at March 31, 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $5,764,573 expiring at various stages through 2029, that may be used to offset future taxable income. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

NOTE H – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three month period ended March 31, 2010 and the twelve month period ended December 31, 2009, the Company had net income from continuing operations of $22,901 and a net loss from continuing operations of ($1,257,922), respectively. In addition, the Company has a deficiency in stockholder’s equity of $2,405,397 and $2,375,560 at March 31, 2010 and December 31, 2009, respectively.  These factors among others may indicate that the Company will be unable to continue as a going concern.

NOTE I - SUBSEQUENT EVENTS

On April 12, 2010, the Company issued 7,000,000 shares of common stock Darryl Reed for $35,000, or $0.005 per share, which was the market price on the date of issuance.  Mr. Reed is our chairman and chief executive officer.  Mr. Reed paid for the shares by crediting the purchase price against amounts owed him for compensation.

On April 16, 2010, the Company entered into an Assignment and Assumption Agreement with Knox County Minerals, LLC (“Knox County”), under which the Company acquired Knox County’s interest in a Real Estate Purchase Option (the “Purchase Option”) dated March 25, 2010 by and between Knox County and James R. Golden and John C. Slusher (the “Sellers”).   Under the Purchase Option, the Company has the right to purchase the oil and gas mineral rights under 6,615 acres of land in Knox County, Kentucky for $1,575,000, less $100,000 paid by Knox County upon execution of the Purchase Option and less any amounts paid to extend the time to exercise the Purchase Option.  The Purchase Option must be exercised within 120 days after March 25, 2010, provided that it may be extended for up to four thirty (30) day periods upon payment to the Sellers of $25,000.  Closing under the Purchase Option must occur twenty-five (25) days after the date Company gives the Sellers notice of its intent to exercise the Purchase Option.  In addition, ad valorem property taxes will be prorated as of the date of closing.   In consideration for the assignment of the Purchase Option, the Company agreed to pay Knox County (a) $600,000 in the form of a promissory note secured by the property, (b) a 9% overriding royalty interest in all gross gas that is produced from the property, and (c) conveyance of a parcel containing 1,100 acres in the event the Purchase Option is exercised.  The promissory note will be secured by the property acquired upon exercise of the Purchase Option, provides for interest at the rate of 6% per annum, and all principal and interest is payable in full sixty (60) months from the date of the note, or April 16, 2015.

On May 4, 2010, the Company conveyed its interest in United Marketing Solutions, Inc. ("United") to Direct Mail Group, LLC for $10.  At the time of the conveyance, United had no active business and had lawsuits, judgments and other liabilities in excess of its assets.  Direct Mail Group, LLC is owned by Darryl Reed, our chief executive officer.

On May 4, 2010, United conveyed to the Company its 35% interest in Dynatech, LLC, which owns a commercial property located at 7644 Dynatech Court, Springfield, Virginia 22135 (the “Property”).  The Property was subject to a first mortgage of $3,700,000 and was recently appraised at $5,000,000.  United had previously borrowed $500,000 from Virginia Commerce Bank, and Dynatech, LLC had allowed United to secure the loan with a second mortgage against the Property.  As a result of the loan United no longer had any equity in Dynatech, LLC.  In the transaction, the Company paid United $10, and agreed to indemnify and hold harmless United against any claim or liability under the Virginia Commerce Bank loan.

On May 4, 2010, the Company’s board of directors approved resolutions to effect a 1 for 1,000 reverse stock split of the Company’s common stock.  The reverse split will be effective May 18, 2010.  In lieu of issuing fractional shares resulting from the split, the Company will pay cash equal to $18.50 per share to each shareholder that would have received less than one share as a result of the reverse split, and rounded up all other fractional shares to the next whole number.  The Company’s principal purpose in effecting a large reverse split was to eliminate many small shareholders to reduce future administrative costs.  As a result of the reverse split, the Company estimates it will cancel 29,397 pre-split shares and eliminate 586 shareholders, which will leave the Company with 149 total shareholders.  The purchase price for the fractional shares is equal to the last trading price of the common stock as the date the Company approved the reverse split, adjusted for the 1 for 1,000 reverse split.

On May 6, 2010, the Company’s board of directors passed resolutions to amend its Articles of Incorporation to (1) change the Company’s name to “Next Generation Energy Corp.” and (2) increase the authorized shares of common stock back to 50,000,000 shares from the 50,000 shares that will result from the reverse split described above.  The Amendments will be effective promptly after the Company’s compliance with Section 14(c) of the Securities Exchange Act of 1934.

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

General Overview

During the quarter ended March 31, 2010, the Company decided to cease operations at its United Marketing Solutions, Inc. subsidiary because of continued operating losses and the termination of all franchise relationships.  As a result of the termination of operations, the Company decided to dispose of United Marketing Solutions, Inc.  Accordingly, the results of United Marketing Solutions, Inc. are presented separately on the consolidated income statement as discontinued operations, and its net assets are presented separately on the consolidated balance sheet as net assets of discontinued operations held for sale.

Since termination of operations at United Marketing Solutions, Inc., the Company has decided to acquire a portfolio of properties that contain valuable natural resources, such as natural gas, oil and coal.  The Company’s strategy is to acquire properties that are distressed, undervalued or underutilized at prices it believes are below fair market value. The Company will then provide long term leases to leading natural gas, oil field development firms and coal extractors (lessees) to efficiently extract the resources while Company focuses on growing its portfolio of properties.

Results of Operations

During the three months ended March 31, 2010 the Company had $72,000 in revenues, as compared to $767,548 in revenues in the three months ended March 31, 2009. The drop in revenues was the result of the termination of operations at the Company's United Marketing Solutions, Inc. subsidiary in the first quarter of 2010.  During the three months ended March 31, 2010, the Company's only revenues were rental income from its office building in Virginia.

Cost of goods sold in the three months ended March 31, 2010 were $0, as compared to $518,955 in the three months ended March 31, 2009.  Cost of goods sold as a percentage of sales for the three month period ended March 31, 2010 was 0.0%, as compared to down from 67.6% during the same period in 2009.

Operating expenses were $47,760 in the three months ended March 31, 2010, as compared to $339,006 in the three months ended March 31, 2009.  The significant reduction in operating expenses was the result of the reductions in administrative payroll expense resulting from the termination of operations at the Company's United Marketing Solutions, Inc. subsidiary.

The Company realized a Net Loss for the three months ended March 31, 2010 of ($45,000) as compared to a Net Loss of ($176,607) at March 31, 2009.  The decreased net loss was the result of lower operating expenses, offset by lower revenues and gross profits as a result of the termination of operations at the Company's United Marketing Solutions, Inc. subsidiary.

Liquidity and Sources of Capital

The Company's balance sheet as of March 31, 2010 reflects current assets of $173,141, current liabilities of $113,212, and working capital of $59,929.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing may be required in order to meet the Company’s current and projected cash flow requirements. As previously mentioned, the Company has decided to enter the natural resources business by acquiring and leasing mineral resources properties.  The Company has acquired an option to acquire its first properties in Knox County, Kentucky for $1,575,000, and is actively trying to raise the capital it will need to complete that acquisition.  However, the Company currently has no other commitments for financing. There are no assurances the Company will be successful in acquiring financing, or that any such financing will be on terms that are not dilutive to shareholders.

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

Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II  OTHER INFORMATION.

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

In the Circuit Court of Fairfax County Virginia, filed on August 1, 2008 (Case No. CL 2008-9914), United Marketing Solutions, Inc. sued Geoffrey and Francine Blair for breach of contract arising out of an alleged failure to pay the principal sum of $11,041.82 due pursuant to the Franchise Agreement between the parties. The complaint also seeks a recovery of $75,000 in punitive damages for alleged fraud in the inducement. The case has been stayed because of a bankruptcy filing by Geoffrey Blair.

In the United States District Court, Southern District of Iowa, filed on February 2, 2009, COLORFX sued United Marketing Solutions, Inc. for breach of contract in that the Defendant has failed to pay to Plaintiff $128,409.73.  The case No. is 4:09-C-00039.  United Marketing Solutions, Inc. intends to defend itself against COLORFX.

In the Iowa District Court for Polk County, filed on February 3, 2009, in Case No. CL 111876, Rees Associates, Inc. sued United Marketing Solutions, Inc. for breach of contract in failing to pay to the Plaintiff $161,587.69.  A judgment was entered in favor of Rees Associates, Inc. in January 2010 for the amount claimed.

In the Circuit Court of Fairfax County, filed in April 2009, in Civil Action No: 2009-6401, United Marketing Solutions, Inc. sued Roger Homan for breach of contract, statutory business conspiracy and tortious interference. Judgment was rendered against Homan in the amount of Five Hundred and Fifty One Thousand Nine Hundred and Sixty-SixDollars and Twenty-Three Cents, ($551,966.23).

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

In the Circuit Court of Fairfax County, filed in November 2009, in Civil Action No: 2009-15875, United Marketing Solutions, Inc. sued Angie M. Fowler and Timothy P. Fowler for breach of contract. United Marketing is seeking compensatory damages of no less than $500,000, plus punitive damages awarded by the Court plus prejudgment interest, attorney fees and such other and further relief as deemed appropriate.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 17, 2010	By:	/s/ Darryl Reed
Darryl Reed
CEO

May 17, 2010	By:	/s/ Darryl Reed
Darryl Reed
Acting CFO

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation, under the name Micro Tech Industries, Inc. (incorporated by reference to the Company’s annual report on Form 10KSB filed on April 15, 1998)

3.2	Amendment to the Articles of Incorporation (incorporated by reference to the Company’s quarterly report filed on Form 10 Q filed on May 15, 1997)

3.3	Certificate of Change filed May 5, 2010 (incorporated by reference to the Form 8-K filed May 7, 2010)

3.4	Amended and Restated Bylaws (incorporated by reference to the Company’s annual report on Form 10KSB filed on November 12, 1999)

3.5	Amendment to Bylaws (incorporated by reference to the Form 8-K filed May 7, 2010)

10.1	Assignment and Assumption Agreement dated April 16, 2010 by and between Knox County Minerals, LLC and Next Generation Media Corp. (incorporated by reference to the Form 8-K filed May 7, 2010)

10.2
Real Estate Purchase Option dated March 25, 2010 by and among James R. Golden and John C. Slusher, as Seller, and Knox County Minerals, LLC, as Buyer (incorporated by reference to the Form 8-K filed May 7, 2010)

10.3	Promissory Note dated April 16, 2010 between Next Generation Media Corp. and Knox County Minerals, LLC (incorporated by reference to the Form 8-K filed May 7, 2010)

10.4	Real Estate Mortgage dated April 16, 2010 between Next Generation Media Corp. and Knox County Minerals, LLC (incorporated by reference to the Form 8-K filed May 7, 2010)

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.