Form 10-Q
period 2010-06-30
NEXT GENERATION MEDIA CORP
filed 2010-08-23
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-28083

NEXT GENERATION ENERGY CORP.
 (Exact name of registrant as specified in its charter)

Nevada	88-0169543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7516-G Fullerton Road, Springfield, VA	22153
(Address of principal executive offices)	(Zip Code)

703-644-0200
 (Registrant’s telephone number, including area code)

Next Generation Media Corp.
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

Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐  Yes  ☒   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  As of June 30, 2010 there were 19,350 shares of common stock, $0.01 par value issued and outstanding.

NEXT GENERATION ENERGY CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEXT GENERATION ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and equivalents	$54,349	$257,000
Total current assets	54,349	257,000
PROPERTY, PLANT AND EQUIPMENT:
Land	565,270	565,270
Building	3,108,989	3,108,989
Total property, plant and equipment	3,674,259	3,674,259
Less: accumulated depreciation	(239,153)	(199,294)
Net property, plant and equipment	3,435,106	3,474,965
OTHER ASSETS:
Deposits	29,000	-
Total other asset	29,000	-

Total assets	$3,518,455	$3,731,965

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$53,194	$4,172
Security deposits held	24,000	24,000
Cash overdraft	169	-
Notes payable - current portion	50,000	-
Line of credit	500,000	500,000
Assets held for disposition	-	1,879,353
Total current liabilities	627,363	2,407,525

Long term debt, less current maturities:
Notes payable	3,700,000	3,700,000
Total long term liabilities	-	-
Total liabilities	4,327,363	6,107,525

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; 50,000,000 shares authorized, 19,350 and 12,373 shares issued and outstanding , respectively	194	123
Additional paid in capital	7,538,284	7,503,355
Accumulated deficit	(8,347,386)	(9,879,038)
Total stockholders' equity	(808,908)	(2,375,560)
	$3,518,455	$3,731,965
See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,
	2010	2009
REVENUES:
Rental income	$72,000	$109,036
Cost of sales	-	-
Gross profit	-	-

OPERATING EXPENSES:
Selling and administrative	63,040	33,482
Depreciation	19,929	19,929
Total operating expenses	82,969	53,411

GAIN (LOSS) FROM OPERATIONS	(10,969)	55,625

Interest expense, net	(62,614)	(62,459)
Gain on disposal of segments	1,711,010	-

Net Income (loss) before income taxes	1,637,427	(6,834)

Income taxes	-	-

NET GAIN BEFORE MINORITY INTEREST	1,637,427	6,834

Minority interest	(15,163)	(10,628)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,622,264	(3,794)

(LOSS) FROM DISCONTINUED OPERATIONS	(67,901)	(240,831)

INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	$1,554,363	$(244,625)

Net Income (loss) per common share-basic (Note A)	$93.26	$(19.77)

Net Loss per common stock-assuming fully diluted (Note A)	$0.06	(see Note A)

Weighted average number of common shares outstanding-basic	16,667	12,373

Weighted average number of common shares outstanding-fully diluted	24,647,689	(see Note A)

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six months ended June 30,
	2010	2009
REVENUES:
Net sales	$144,000	$205,499
Cost of sales	-	-
Gross profit	144,000	205,499

OPERATING EXPENSES:
Selling and administrative	115,931	83,981
Depreciation	39,859	39,859
Total operating expenses	155,790	123,840
GAIN (LOSS) FROM OPERATIONS	(11,790)	81,659

Interest expense, net	(123,358)	(123,542)
Other income	32,000	-
Gain on disposal of segments	1,711,010	-

Net Income (loss) before income taxes	1,607,862	(41,883)

Income taxes	-	-

NET GAIN (LOSS) BEFORE MINORITY INTEREST	1,607,862	(41,883)

Minority interest	(8,309)	(23,207)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,599,553	(65,090)

(LOSS) FROM DISCONTINUED OPERATIONS	(67,901)	(355,962)
INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	$1,531,652	$(421,052)

Net Income (loss) per common share-basic (Note A)	$105.40	$(34.03)

Net Loss per common stock-assuming fully diluted (Note A)	$0.06	(see Note A)

Weighted average number of common shares outstanding-basic	14,532	12,373

Weighted average number of common shares outstanding-fully diluted	24,645,554	(see Note A)

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,523,343	$(421,052)
Depreciation	39,859	39,859
Minority interest	8,309	23,207
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
(Increase) decrease in:
Prepaid expenses	-	2,094
Deposits	(29,000)	(45,020)
Increase (decrease) in:
Accounts payable and accrued expenses	49,022	(7,022)
Cash overdraft	169	-
Assets held for disposition	(1,879,353)	590,929

Net cash provided (used) in operating activities	(287,651)	228,015

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares of common stock issued	35,000	-
(Payments)/borrowings on notes payable, net	50,000	-
Net cash provided by financing activities	85,000	-

Net increase (decrease) in cash and cash equivalents	(202,651)	228,015
Cash and cash equivalents at beginning of period	257,000	85,763
Cash and cash equivalents at end of period	$54,349	$313,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

See the accompanying notes to the consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance as of December 31, 2009	12,373	$124	-	$-	$7,503,354	$(9,879,038)	$(2,375,560)

Issuance of shares for accrued liability	7,000	70	-	-	34,930	-	35,000

Fractional shares repurchased in reverse split	(23)	-	-	-	-

Net Loss	-	-	-	-	-	1,599,553	1,599,553

Minority Interest	-	-	-	-	-	(67,901)	(67,901)

Balance as of June 30, 2010	19,350	$194	-	$-	$7,538,284	$(8,347,386)	$(808,908)

See the accompanying notes to the consolidated financial statements.

NEXT GENERATION ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Next Generation Energy Corporation was incorporated in the State of Nevada in November 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April 1997 and an official name change to Next Generation Energy Corporation in July 2010.  The Company is an independent oil and natural gas company engaged in the exploration, development, and production of predominantly natural gas properties located onshore in the United States.  In April 2010, the Company acquired an option to purchase the oil and gas mineral rights for 6,615 acres of land in Knox County, Kentucky, and is in the process of investigating other acquisitions of oil and gas properties in the same area.

Use of Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company’s condensed consolidated financial statements.

Condensed consolidated interim period results are not necessarily indicative of results of operations or cash flows for the full year and accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The Company has evaluated events or transactions through the date of issuance of these condensed consolidated financial statements

Cash Equivalents

For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Property and Equipment other than Oil and Natural Gas Properties

Property and equipment are stated at cost.  The cost of normal maintenance and repairs is charged to operating expense as incurred.  Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset.  When retired or otherwise disposed, the related  carrying value and  accumulated  depreciation  are removed from the respective  accounts  and the net  difference  less  any  amount  realized  from disposition,  is  reflected  in  earnings.  For financial statement purposes, property  and  equipment  are  recorded  at  cost  and  depreciated   using  the straight-line method over their estimated useful lives as follows:

Furniture and fixtures	5 years
Office equipment	3 to 5 years
Manufacturing equipment	3 to 10 years
Buildings	40 years

Gas and Oil Properties

The Company will follow the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company’s unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in natural gas and oil properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At June 30, 2010, the Company had not completed the acquisition of its oil and gas properties in Knox County, Kentucky.  Decreases in market prices, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments.

Asset Retirement Obligations

Accounting Standards Codification 410, Asset retirement and environmental obligations (“ASC 410”) was adopted by the Company. ASC 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company has an option to purchase natural gas and oil properties which may require expenditures to plug and abandon the wells when reserves in the wells are depleted. These expenditures under ASC 410 will be recorded in the period the liability is incurred (at the time the wells are drilled or acquired).

Depletion

Oil and gas producing property costs are amortized using the unit of production method.  The Company did not record any amortization expense in the six months ended June 30, 2010.

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

Income Taxes

The Company has adopted Accounting Standards Codification 740 Income Taxes (ASC 740) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations $4,533 and $2,993 as advertising costs for the three months ended June 30, 2010 and 2009, respectively.

Comprehensive Income

Accounting Standards Codification 220 Comprehensive Income (ASC 220) establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, ASC 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  The Company does not have any items of comprehensive income in any of the periods presented.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2010 and 2009 was $0 for both periods.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three month periods ended June 30, 2010 and 2009 was 16,667 and 12,373. The weighted average shares outstanding used in the basic net income per share computations for the six month periods ended June 30, 2010 and 2009 was 14,532 and 12,373.  In determining the number of shares used in computing diluted loss per share for the three and six month periods ended June 30, 2010 and 2009, common stock equivalents derived from shares issuable from the exercise of stock options are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company had a net loss from operations of ($11,790), during the three month period ended June 30, 2010.  The Company's total liabilities exceeded its total assets by $808,908 as of June 30, 2010.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows, but did impact the Company’s disclosures on fair value measurements. See Note 5, “Fair Value Measurements.”

In April 2010, the FASB issued ASU No. 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (ASU 2010-12). This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act (signed March 30, 2010) and the Patient Protection and Affordable Care Act (signed March 23, 2010). ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to view the two Acts together for accounting purposes. The adoption of ASU 2010-12 did not impact the Company’s operating results, financial position or cash flows.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - NOTES PAYABLE

Notes payable at June 30, 2010 and December 31, 2009 consists of the following:

	June 30, 2010	December 31, 2009 (1)

Note payable-Virginia Commerce Bank, bearing interest at 6.625% per annum, the loan is payable in three hundred monthly installments with a minimum payment consisting of the accrued interest amount for the first three years and amortized thereafter, collateralized by a first lien on the property located at 7644 Dynatech Court. The note is held by the variable interest entity Dynatech, LLC.	$3,700,000	$3,700,000

Note payable-Virginia Commerce Bank, bearing interest at 6.00% per annum, all principal and interest is due and payable in full on August 31, 2010, and is collateralized by a second lien on the property located at 7644 Dynatech Court. The note is held by the variable interest entity Dynatech, LLC.	500,000	500,000

Note payable-Asher Enterprises, bearing interest at 8.0% per annum, the loan is payable at maturity in October 2010 plus accrued interest. The note is convertible to common stock.	50,000	-

Less: current maturities:	550,000	500,000
Long term portion	$3,700,000	$3,700,000

(1)	Notes payable at December 31, 2009 have been restated to eliminate notes payable of United Marketing Solutions, Inc., a wholly owned subsidiary that was sold in April 2010.

NOTE C – OPTIONS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued at June 30, 2010:

		Options Outstanding		Options Exercisable
Exercise	Number	Weighted Average	Weighed Average	Number	Weighted Average
Price Range	Outstanding	Remaining Contractual	Price	Exercisable	Exercise Price
Life (Years)
$123.20 to $500.00	480	1.17	$260.00	480	$260.00

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	850	$370.00
Granted	-	-
Exercised	-	-
Canceled or expired	370	$512.70
Outstanding at June 30, 2010	480	$260.00

NOTE D - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  A management estimates that at June 30, 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $5,764,573 expiring in the year 2025 that may be used to offset future taxable income.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized in the near future.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company has agreed to indemnify and hold harmless United Marketing Solutions, Inc. against any claim or liability under a loan from Virginia Commerce Bank to the entity in the amount of $500,000.   See Note H- Disposal of Assets.

NOTE F – COMMON STOCK

At June 30, 2010, the Company's authorized capital stock was 50,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 19,341 shares of common stock, and no shares of preferred stock.

During the six months ended June 30,2 010, the Company issued 7,000,000 shares of common stock Darryl Reed for $35,000, or $0.005 per share, which was the market price on the date of issuance.  Mr. Reed is our chairman and chief executive officer.  Mr. Reed paid for the shares by crediting the purchase price against amounts owed him for compensation.

On May 18, 2010, the Company affected a 1 for 1,000 reverse split of its common stock.  In lieu of issuing fractional shares resulting from the split, the Company paid cash equal to $18.50 per share to each shareholder that would have received less than one share as a result of the reverse split, and rounded up all other fractional shares to the next whole number.  The Company’s principal purpose in effecting a large reverse split was to eliminate many small shareholders to reduce future administrative costs.  As a result of the reverse split, the Company cancelled 32,202 pre-split shares and eliminated 586 shareholders, which left the Company with 149 total shareholders.  The purchase price for the fractional shares was equal to the last trading price of the common stock as the date the Company approved the reverse split, adjusted for the 1 for 1,000 reverse split.

On May 6, 2010, the Company’s board of directors passed resolutions to amend its Articles of Incorporation to (1) change the Company’s name to “Next Generation Energy Corp.” and (2) increase the authorized shares of common stock back to 50,000,000 shares from the 50,000 shares that resulted from the reverse split described above.  The amendments were not effective until July 23, 2010.

NOTE G – ACQUISITION OF ASSETS

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

NOTE H – DISPOSAL OF ASSETS

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

NOTE I – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009

Land	$565,270	$565,270
Building	3,108,989	3,108,989
Equipment	-	4,086
	3,674,259	3,678,345

Less: Accumulated depreciation	239,153	201,533

Net property and equipment	$3,435,106	$3,476,812

The total depreciation expense for the three months ended June 30, 2010 and 2009 amounted to $39,859, and $39,859, respectively.

NOTE J - SUBSEQUENT EVENTS

On July 23, 2010, the Company and Knox Gas, LLC (“Knox Gas”) entered into a Convertible Debenture Purchase Agreement with Forge, LLC (“Forge”), under which the Forge loaned $150,000 to the Company and Knox Gas, jointly and severally.  The loan bears interest at 18% per annum, provides for quarterly payments of interest only, and is due and payable on July 23, 2011.  The loan is convertible into common stock of the Company at a conversion price equal to 75% of the average of the closing prices of the Company’s common stock for the ten trading days preceding the exercise of the conversion rights.   The loan is secured by certain oil and gas wells owned by Knox Gas.

From the proceeds of the loan, the Company paid $25,000 to extend the option to purchase certain oil and gas mineral rights in Knox County, Kentucky (see Note G – Acquisition of Assets), and repaid a loan of $50,000 that it receive in March 2010 (see Note B - Notes Payable).

NOTE K – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three and six month periods ended June 30, 2010, the Company has incurred operating losses of $(10,969) and $(11,790), respectively. In addition, the Company has a deficiency in stockholder’s equity of ($8,347,386) and ($9,879,038) at June 30, 2010 and December 31, 2009, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

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

Results of Operations

The Company’s revenues are difficult to forecast and may vary significantly from quarter to quarter and year to year due to the difficulty in finding and operating producing fields.

During the six month period ended June 30, 2010, the Company's reveunes were $144,000, in comparison to revenues of $205,499 for the prior comparative period.  All revenues in the six months ended June 30, 2010 were derived from rental income from the Company’s office building.  Revenues in the six months ended June 30, 2010 are not reflective of revenues in the future, since the sole tenant in the office building has vacated the premises.

Total operating expenses were $115,931 for the six months ending June 30, 2010 compared to $83,981 for the three months ending June 30, 2009.

The Company realized a net profit for the six months ended June 30, 2010 of $1,531,652 as compared to a net loss of $(421,052) in the six months ended June 30, 2009.  The majority of the net profit shown for the three months ended June 30, 2010 is due to recognized gain of $1,711,010 on the disposal of its subsidiary United Marketing Solutions, Inc.

Liquidity and Sources of Capital

The Company's balance sheet as of June 30, 2010 reflects current assets of $54,349, current liabilities of $627,363 and a working capital deficit of $573,014.   The Company’s working capital improved significantly since December 31, 2009, as a result of the Company’s disposal of its wholly-owned subsidiary, United Marketing Solutions, Inc.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing will be required in order to meet the Company’s current and projected cash flow requirements. As previously mentioned, the Company has decided to enter the natural resources business by acquiring and leasing mineral resources properties.  The Company has acquired an option to acquire its first properties in Knox County, Kentucky for $1,575,000, and is actively trying to raise the capital it will need to complete that acquisition.  However, the Company currently has no commitments for financing. There are no assurances the Company will be successful in acquiring financing, or that any such financing will be on terms that are not dilutive to shareholders.

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

Inflation

In the opinion of management, inflation will not have a material effect on the Company.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

As of December 31, 2009, the Company’s wholly-owned subsidiary, United Marketing Solutions, Inc., was party to a considerable number of legal proceedings.  On May 4, 2010, the Company disposed of its interest in United Marketing Solutions, Inc.   Following the disposition of United Marketing Solutions, Inc., the Company is no longer a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended June 30, 2010, the Company issued 7,000 shares to Darryl Reed valued at $35,000 in partial payment of amounts due Mr. Reed for accrued salary.  The shares were valued at the market price on the date the board approved the issuance.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 6, 2010, shareholders holding a majority of the Company’s outstanding shares signed a consent approving resolutions to amend the Company’s articles of incorporation to change its name to “Next Generation Energy Corp.” and to increase its authorized shares of common stock from 50,000 shares to 50,000,000 shares.  One shareholder holding 10,008,945 shares out of 19,373,397 outstanding shares signed the consent.  The amendment was filed with the Secretary of State of Nevada on July 23, 2010, after dissemination of an information statement in accordance with Section 14 of the Securities Exchange Act of 1934.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEXT GENERATION ENERGY CORP.
Date: August 23, 2010	/s/ Darryl Reed
By: Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation, under the name Micro Tech Industries, Inc. (incorporated by reference to the Company’s annual report on Form 10KSB filed on April 15, 1998)

3.2	Amendment to the Articles of Incorporation (incorporated by reference to the Company’s quarterly report filed on Form 10 Q filed on May 15, 1997)

3.3	Certificate of Change filed May 5, 2010 (incorporated by reference to the Form 8-K filed May 7, 2010)

3.4*	Amendment to the Articles of Incorporation filed July 23, 2010

3.5	Amended and Restated Bylaws (incorporated by reference to the Company’s annual report on Form 10KSB filed on November 12, 1999)

3.6	Amendment to Bylaws (incorporated by reference to the Form 8-K filed May 7, 2010)

10.1	Assignment and Assumption Agreement dated April 16, 2010 by and between Knox County Minerals, LLC and Next Generation Media Corp. (incorporated by reference to the Form 8-K filed May 7, 2010)

10.2
Real Estate Purchase Option dated March 25, 2010 by and among James R. Golden and John C. Slusher, as Seller, and Knox County Minerals, LLC, as Buyer (incorporated by reference to the Form 8-K filed May 7, 2010)

10.3	Promissory Note dated April 16, 2010 between Next Generation Media Corp. and Knox County Minerals, LLC (incorporated by reference to the Form 8-K filed May 7, 2010)

10.4	Real Estate Mortgage dated April 16, 2010 between Next Generation Media Corp. and Knox County Minerals, LLC (incorporated by reference to the Form 8-K filed May 7, 2010)

10.5*	Convertible Debenture Purchase Agreement by and among Next Generation Media Corp., Forge, LLC and Knox Gas, LLC dated July 23, 2010

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith.