Form 10-Q
period 2010-09-30
NEXT GENERATION ENERGY CORP.
filed 2010-11-22
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-28083

NEXT GENERATION ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	88-0169543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7351-N Lockport Place, Lorton, VA	22079
(Address of principal executive offices)	(Zip Code)

703-372-1282
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
☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  As of November 17, 2010 there were 11,469,433  shares of common stock, $0.01 par value issued and outstanding.

NEXT GENERATION ENERGY CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEXT GENERATION ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and equivalents	$45,692	$257,000
Total current assets	45,692	257,000
PROPERTY, PLANT AND EQUIPMENT:
Land	565,270	565,270
Building	3,108,989	3,108,989
Total property, plant and equipment	3,674,259	3,674,259
Less: accumulated depreciation	(259,083)	(199,294)
Net property, plant and equipment	3,415,176	3,474,965
OTHER ASSETS:
Options to purchase mineral rights	790,000	-
Total other asset	790,000	-

Total assets	$4,250,868	$3,731,965

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$82,041	$4,172
Security deposits held	24,000	24,000
Accrued interest payable	68,903	-
Notes payable - current portion	4,350,000	-
Line of credit	-	500,000
Assets held for disposition	-	1,879,353
Total current liabilities	4,524,944	2,407,525

Long term debt, less current maturities:
Notes payable	600,000	3,700,000
Total long term liabilities	600,000	3,700,000
Total liabilities	5,124,944	6,107,525

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Common stock, par value $.01 per share; 50,000,000 shares authorized, 19,350 and 12,373 shares issued and outstanding, respectively	194	123
Additional paid in capital	7,538,284	7,503,355
Accumulated deficit	(8,412,554)	(9,879,038)
Total stockholders’ equity	(874,076)	(2,375,560)
	$4,250,868	$3,731,965

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,
	2010	2009
REVENUES:
Rental income	$36,000	$120,755
Cost of sales	-	-
Gross profit	-	-

OPERATING EXPENSES:
Selling and administrative	113,477	95,289
Depreciation	19,929	19,929
Total operating expenses	133,406	115,218

GAIN (LOSS) FROM OPERATIONS	(97,406)	5,537

Interest expense, net	(117,060)	(62,467)

Net Income (loss) before income taxes	(214,466)	(56,930)

Income taxes	-	-

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(214,466)	(56,930)

Minority interest	33,973	(21,358)

(LOSS) FROM CONTINUING OPERATIONS	(180,493)	(78,288)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	(70,850)	(220,469)

INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	$(251,343)	$(298,757)

Net Income (loss) per common share-basic (Note A)	$(12.99)	$(24.15)

Net Loss per common stock-assuming fully diluted (Note A)	$	(see Note A	)	(see Note A	)

Weighted average number of common shares outstanding-basic		19,350		12,373

Weighted average number of common shares outstanding-fully diluted		(see Note A	)	(see Note A	)

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended September 30,
	2010	2009
REVENUES:
Rental income	$180,000	$333,693
Cost of sales	-	-
Gross profit	180,000	333,693

OPERATING EXPENSES:
Selling and administrative	203,232	179,270
Depreciation	59,788	59,788
Total operating expenses	263,020	239,058
GAIN (LOSS) FROM OPERATIONS	(83,020)	94,635

Interest expense, net	(240,418)	(186,000)
Other income	32,000	450
Gain on disposal of segments	1,795,218	-

Net Income (loss) before income taxes	1,503,780	(90,915)

Income taxes	-	-

NET GAIN (LOSS) BEFORE MINORITY INTEREST	1,503,780	(90,915)

Minority interest	25,664	(53,856)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,529,444	(144,771)

(LOSS) FROM DISCONTINUED OPERATIONS	(62,959)	(576,431)
INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	$1,466,485	$(721,202)

Net Income (loss) per common share-basic (Note A)	$60.18	$(58.29)

Net Loss per common stock-assuming fully diluted (Note A)	$0.03	(see Note A )

Weighted average number of common shares outstanding-basic	24,367	12,373

Weighted average number of common shares outstanding-fully diluted	51,797,513	(see Note A )

See the accompanying notes to the unaudited condensed consolidated financial statements

NEXT GENERATION ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,462,495	$(667,346)
Depreciation	59,789	59,789
Minority interest	25,664	(53,856)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
(Increase) decrease in:
Prepaid expenses	-	2,215
Deposits	-	(4,000)
Increase (decrease) in:
Accounts payable and accrued expenses	77,868	18,674
Security deposits	-	12,000
Accrued interest payable	47,230	-
Assets held for disposition	(1,879,353)	361,958

Net cash (used) in operating activities	(206,308)	(307,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of options to purchase mineral rights	(790,000)	-
Net cash (used) by investing activities	(790,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares of common stock issued	35,000	-
(Payments)/borrowings on notes payable, net	750,000	500,000
Net cash provided by financing activities	785,000	500,000

Net increase (decrease) in cash and cash equivalents	(211,308)	192,086
Cash and cash equivalents at beginning of period	257,000	85,763
Cash and cash equivalents at end of period	$45,692	$277,849

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$172,082	$-
Cash paid during the period for taxes	$-	$-

See the accompanying notes to the consolidated financial statements

NEXT GENERATION MEDIA CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

					ADDITIONAL
	COMMON STOCK		PREFERRED STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance as of December 31, 2009	12,373	$124	-	$-	$7,503,354	$(9,879,038)	$(2,375,560)

Issuance of shares for accrued liability	7,000	70	-	-	34,930	-	35,000

Fractional shares repurchased in reverse split	(23)	-	-	-	-

Net Income	-	-	-	-	-	1,440,821	1,440,821

Minority Interest	-	-	-	-	-	25,664	25,664

Balance as of September 30, 2010	19,350	$194	-	$-	$7,538,284	$(8,412,554)	$(874,076)

See the accompanying notes to the consolidated financial statements.

NEXT GENERATION ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010 (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

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

Gas and Oil Properties

The Company will follow the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company’s unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in natural gas and oil properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At September 30, 2010, the Company had not completed the acquisition of its oil and gas properties in Knox County, Kentucky.  Decreases in market prices, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments.

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

Depletion

Oil and gas producing property costs are amortized using the unit of production method.  The Company did not record any amortization expense in the nine months ended September 30, 2010.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the nine months ended September 30, 2010 and 2009.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations $7,505 and $10,458 as advertising costs for the nine months ended September 30, 2010 and 2009, respectively.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2010 and 2009 was $0 for both periods.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three month periods ended September 30, 2010 and 2009 was 19,350 and 12,373. The weighted average shares outstanding used in the basic net income per share computations for the nine month periods ended September 30, 2010 and 2009 was 24,367 and 12,373.  The diluted weighted average shares outstanding for the nine month period ended September 30, 2010 was 51,797,513.  In determining the number of shares used in computing diluted loss per share for the three month periods ended September 30, 2010 and 2009, and the nine month period ending September 30, 2009, common stock equivalents derived from shares issuable from the exercise of stock options are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company had a net loss from operations of ($97,406), during the three month period ended September 30, 2010.  The Company’s total liabilities exceeded its total assets by $874,076 as of September 30, 2010.

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

New Accounting Pronouncements

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the consolidated condensed balance sheets for accounts receivables, accounts payable and accrued expenses and put liability approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying condensed consolidated balance sheets for line of credit approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics.

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Cash, short term investment, warrants and reset derivatives are recorded at fair value on a recurring basis. In accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010.  The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In January 2010 the FASB issued Update No. 2010-06 Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B - NOTES PAYABLE

Notes payable at September 30, 2010 and December 31, 2009 consists of the following:

	September 30, 2010	December 31, 2009 (1)

Note payable-Virginia Commerce Bank, bearing interest at 6.625% per annum, the loan is payable in three hundred monthly installments with a minimum payment consisting of the accrued interest amount for the first three years and amortized thereafter, collateralized by a first lien on the property located at 7644 Dynatech Court. The note is held by the variable interest entity Dynatech, LLC. This note is currently in default.	$3,700,000	$3,700,000

Note payable-Virginia Commerce Bank, bearing interest at 6.00% per annum, all principal and interest is due and payable in full on August 31, 2010, and is collateralized by a second lien on the property located at 7644 Dynatech Court. The note is held by the variable interest entity Dynatech, LLC. This note is currently in default.	500,000	500,000

Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2011 plus accrued interest. The note is convertible to common stock.	150,000	-

Note payable-Knox County, LLC, bearing interest at 6.00% per annum, the loan is payable at maturity in March 2015 plus accrued interest.	600,000	-

Less: current maturities:	4,350,000	500,000
Long term portion	$600,000	$3,700,000

(1)	Notes payable at December 31, 2009 have been restated to eliminate notes payable of United Marketing Solutions, Inc., a wholly owned subsidiary that was sold in April 2010.

NOTE C – OPTIONS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued at September 30, 2010:

		Options Outstanding		Options Exercisable

Weighted Average
Remaining
Exercise	Number	Contractual	Weighed Average	Number	Weighted Average
Price Range	Outstanding	Life (Years)	Price	Exercisable	Exercise Price
$123.20 to $500.00	480	0.92	$260.00	480	$260.00

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	850	$370.00
Granted	-	-
Exercised	-	-
Canceled or expired	370	$510.00
Outstanding at September 30, 2010	480	$260.00

NOTE D - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  Management estimates that at September 30, 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $5,764,573 expiring in the year 2025 that may be used to offset future taxable income.

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

NOTE F – COMMON STOCK

At September 30, 2010, the Company’s authorized capital stock was 50,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 19,341 shares of common stock, and no shares of preferred stock.

During the nine months ended September 30, 2010, the Company issued 7,000 shares of common stock Darryl Reed for $35,000, or $5.00 per share, which was the market price on the date of issuance.  Mr. Reed is our chairman and chief executive officer.  Mr. Reed paid for the shares by crediting the purchase price against amounts owed him for compensation.

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

The Company paid $25,000 to extend the deadline to close for thirty days, but did not close by the extended closing deadline, which has expired.  However, the Company has reached an oral agreement with the Sellers under which the Sellers will provide seller financing for the purchase price in the form of a note, provided the Company makes a down payment on the purchase price.  The Company is currently trying to raise funds in a private placement to fund the down payment.

NOTE H – DISPOSAL OF ASSETS

On May 4, 2010, the Company conveyed its interest in United Marketing Solutions, Inc. (“United”) to Direct Mail Group, LLC for $10.  At the time of the conveyance, United had no active business and had lawsuits, judgments and other liabilities in excess of its assets.  Direct Mail Group, LLC is owned by Darryl Reed, our chief executive officer.

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

NOTE I – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009

Land	$565,270	$565,270
Building	3,108,989	3,108,989
Equipment	-	4,086
	3,674,259	3,678,345

Less: Accumulated depreciation	259,083	201,533

Net property and equipment	$3,415,176	$3,476,812

The total depreciation expense for the nine months ended September 30, 2010 and 2009 amounted to $59,788, and $59,788, respectively.

NOTE J - SUBSEQUENT EVENTS

On October 22, 2010, the Company issued 4,750,000 shares of common stock to Darryl Reed, the Company’s chief executive officer, for $47,500, or $0.01 per share.  Mr. Reed is our chairman and chief executive officer.  Mr. Reed paid for the shares by crediting the purchase price against amounts owed him for compensation.

On October 22, 2010, the Company issued 4,650,000 shares of common stock to Joel Sens, a director, for $46,500, or $0.01 per share, as compensation for services rendered.  Mr. Sens is a director and officer of the Company.

On October 22, 2010, the Company issued 250,000 shares each to Mr. Reed and Sens, and another 750,000 shares to four other consultants.  All of the shares were issued under the Company’s 2010 Employee, Consultant and Advisor Stock Compensation Plan, and were valued at $0.01 per share.

On October 22, 2010, the Company issued options to purchase a total of 1,100,000 shares of common stock to two consultants.  The options have an exercise price of $0.30 share and a term of five years.  The options were issued under the Company’s 2010 Stock Option Plan.

NOTE K – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three and nine month periods ended September 30, 2010, the Company has incurred operating losses of $(97,406) and $(83,020), respectively. In addition, the Company has a deficiency in stockholder’s equity of ($874,076) and ($2,375,560) at September 30, 2010 and December 31, 2009, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

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

General Overview

During the quarter ended March 30, 2010, the Company decided to cease operations at its United Marketing Solutions, Inc. subsidiary because of continued operating losses and the termination of all franchise relationships.  As a result of the termination of operations, the Company decided to dispose of United Marketing Solutions, Inc.  Accordingly, the results of United Marketing Solutions, Inc. are presented separately on the consolidated income statement as discontinued operations, and its net assets are presented separately on the consolidated balance sheet as net assets of discontinued operations held for sale.

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

During the nine month period ended September 30, 2010, the Company’s revenues were $180,000, in comparison to revenues of $333,693 for the prior comparative period.  All revenues in the nine months ended September 30, 2010 were derived from rental income from the Company’s office building.  Revenues in the nine months ended September 30, 2010 are not reflective of revenues in the future, since the sole tenant in the office building has vacated the premises.

Total operating expenses were $263,020 for the nine months ending September 30, 2010 compared to $239,058 for the nine months ending September 30, 2009.

 The Company realized a net profit for the nine months ended September 30, 2010 of $1,466,485 as compared to a net loss of $(721,202) in the nine months ended September 30, 2009.  The majority of the net profit shown for the nine months ended September 30, 2010 is due to recognized gain of $1,795,218 on the disposal of its subsidiary United Marketing Solutions, Inc.

Liquidity and Sources of Capital

The Company’s balance sheet as of September 30, 2010 reflects current assets of $45,692, current liabilities of $4,524,944 and a working capital deficit of $874,076.   The Company’s working capital improved significantly since December 31, 2009, as a result of the Company’s disposal of its wholly-owned subsidiary, United Marketing Solutions, Inc.

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

Limited Market Due To Penny Stock

The Company’s stock differs from many stocks, in that it is a “penny stock.” The Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute “penny stock” within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:- - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; -Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - “Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the “penny stock” designation may adversely affect the development of any public market for the Company’s shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in “penny stock” is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Rule 15g-9 of the Commission requires broker- dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company’s stockholders to resell their shares to third parties or to otherwise dispose of them.

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

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the nine months ended September 30, 2010, the Company issued 7,000 shares to Darryl Reed valued at $35,000 in partial payment of amounts due Mr. Reed for accrued salary.  The shares were valued at the market price on the date the board approved the issuance.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. (REMOVED AND RESERVED).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEXT GENERATION ENERGY CORP.
Date: November 18, 2010
/s/ Darryl Reed
By: Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation, under the name Micro Tech Industries, Inc. (incorporated by reference to the Company’s annual report on Form 10KSB filed on April 15, 1998)

3.2	Amendment to the Articles of Incorporation (incorporated by reference to the Company’s quarterly report filed on Form 10 Q filed on May 15, 1997)

3.3	Certificate of Change filed May 5, 2010 (incorporated by reference to the Form 8-K filed May 7, 2010)

3.4	Amendment to the Articles of Incorporation filed July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

3.5	Amended and Restated Bylaws (incorporated by reference to the Company’s annual report on Form 10KSB filed on November 12, 1999)

3.6	Amendment to Bylaws (incorporated by reference to the Form 8-K filed May 7, 2010)

10.1	Assignment and Assumption Agreement dated April 16, 2010 by and between Knox County Minerals, LLC and Next Generation Media Corp. (incorporated by reference to the Form 8-K filed May 7, 2010)

10.2
Real Estate Purchase Option dated March 25, 2010 by and among James R. Golden and John C. Slusher, as Seller, and Knox County Minerals, LLC, as Buyer (incorporated by reference to the Form 8-K filed May 7, 2010)

10.3	Promissory Note dated April 16, 2010 between Next Generation Media Corp. and Knox County Minerals, LLC (incorporated by reference to the Form 8-K filed May 7, 2010)

10.4	Real Estate Mortgage dated April 16, 2010 between Next Generation Media Corp. and Knox County Minerals, LLC (incorporated by reference to the Form 8-K filed May 7, 2010)

10.5	Convertible Debenture Purchase Agreement by and among Next Generation Media Corp., Forge, LLC and Knox Gas, LLC dated July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

10.6	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.7	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.8	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.9	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith.