Form 10-K
period 2010-12-31
NEXT GENERATION ENERGY CORP.
filed 2011-05-16
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-33039

NEXT GENERATION ENERGY CORP.
 (Exact name of registrant as specified in its charter)

Nevada	88-0169543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7351 (N) Lockport Place, Lorton, VA 22079
(Address of principal executive offices) (Zip Code)

Company’s telephone number, including area code: (703) 372-1282

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Ac.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $43,734 based upon a market price of $18.50 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 11,369,433 shares as of May 7, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

PART I

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

ITEM 1. BUSINESS.

Overview

Next Generation Energy Corp. (the "Company") was incorporated on November 21, 1980, under the laws of the State of Nevada under the name Micro Tech Industries, Inc.  On February 6, 1997, an unrelated third party purchased 85.72% of the outstanding stock of Micro Tech Industries, Inc. from its majority shareholder for $50,000 in cash. Effective March 31, 1997, Micro Tech Industries, Inc. changed its name to Next Generation Media Corporation.  Management believes that prior to February 6, 1997, the Company was a "shell" company for at least five years without assets and liabilities.  Management is unaware of any operating history prior to February 6, 1997.

United Marketing Solutions, Inc.

The Company acquired United Marketing Solutions, Inc. ("United") on April 1, 1999.  Originally founded in 1981 as United Coupon Corporation, United operated within the cooperative direct mail industry for twenty years.  United diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in two communication mediums: direct mail and direct marketing.  United offered advertising and marketing products and services through a network of franchisees in more than twenty states, with the largest concentration being in the northeast United States. United provided full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, services providers and professionals as resources to help them generate "trial and repeat" customers.

In the first quarter of 2010, the Company terminated operations at United as a result of continued operating losses, and litigation with its franchisees and vendors.  On May 4, 2010, the Company conveyed its interest in United to Direct Mail Group, LLC for $10.  At the time of the conveyance, United had no active business and had lawsuits, judgments and other liabilities in excess of its assets.  Direct Mail Group, LLC is owned by Darryl Reed, our chief executive officer.

Oil and Gas Properties

After terminating operations at United, the Company entered the business of acquiring and holding interests in the energy business, including but not limited to owning natural gas and oil properties, natural gas and oil royalty interests in existing energy producing properties, ownership interests in proven reserves, and other activities associated with hydrocarbon energy markets.   The Company’s underlying strategy is to acquire energy properties that have high intrinsic future value when developed and to generate existing, reliable revenue streams from acquiring interests in operating and proven gas and oil wells.

The Company recently retained geologists to assist it in performing research, collecting and analyzing materials associated with properties it is considering for acquisition, partnerships or other vested interests.  As needed, the Company will also engage the services of established professional services firms comprised of geologists, oil and gas field developers, attorneys, surveyors, etc. These professionals assist in performing a comprehensive analysis of potential acquisitions for inclusion in our portfolio.

Knox County Minerals, LLC Transaction

On April 16, 2010, the Company entered into an Assignment and Assumption Agreement with Knox County Minerals, LLC (“Knox County”), under which the Company acquired Knox County’s interest in a Real Estate Purchase Option (the “Purchase Option”) dated March 25, 2010 by and between Knox County and James R. Golden and John C. Slusher (the “Sellers”).

In consideration for the Purchase Option, the Company has the right to purchase the oil and gas mineral rights under 6,615 acres of land in Knox County, Kentucky for $1,575,000, less $100,000 paid by Knox County upon execution of the Purchase Option and less any amounts paid to extend the time to exercise the Purchase Option.  The Company was required to exercise the Purchase Option within 120 days after March 25, 2010, provided that it had the right to extend the deadline for up to four thirty (30) day periods upon payment to the Sellers of $25,000.  Closing under the Purchase Option must occur twenty-five (25) days after the date Company gives the Sellers notice of its intent to exercise the Purchase Option.  In addition, ad valorem property taxes will be prorated as of the date of closing.

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

The Company paid $25,000 to extend the deadline to close for thirty days, but did not close by the extended closing deadline, which has expired.  However, the Company is in negotiations with Sellers to complete the purchase and is trying to raise funds in a private placement to fund the down payment.

Acquisition of Knox Gas, LLC

On March 22, 2011, the Company purchased all of the membership interests of Knox Gas, LLC for $500,000.  The purchase price is payable pursuant to two promissory notes in the amount of $250,000 each that are payable to Joel Sens and Barbara Reed.  Mr. Sens is an officer and director of the Company.  Ms. Reed is the spouse of Darryl Reed, who is an officer and director of the Company.

Knox Gas, LLC owns a lease of 100 acres, which contains five drilled wells; a lease of 20.2 acres, which contains two drilled wells; a lease of 700 acres which contains no wells, and a lease of 400 acres, which contains three drilled wells.  The properties have been estimated to have a net present value of appraised at $624,360 by an independent valuation firm.

The wells owned by Knox Gas were part of a larger field of 135 wells that were shut-in when the operator filed bankruptcy.  The wells owned by Knox Gas were purchased from the underlying landowners after the oil and gas leases were terminated.  The wells located on these properties produce natural gas primarily from the Mississippian Big Lime and Devonian Shale formations, with some production also from the Mississipian Maxon and Silurian “Corniferous” formations.  The wells are already connected to a gas gathering system that is connected to a pipeline.  We anticipate that the wells will resume operations when the purchaser of the balance of the wells begins operation of its wells.

Disposition of Interest in Dynatech, LLC

On March 22, 2011, the Company conveyed its 35% interest in Dynatech, LLC to Darryl Reed, the Company’s chief executive officer, for $10.  At the time of the conveyance, Dynatech’s only asset was an office building in Virginia.  The office building’s principal tenant was United Marketing Solutions, Inc., which went out of business in early 2010, and its other tenants had vacated the premises as well.  As a result of the loss of tenants, Dynatech was unable to pay the mortgages on the property.  As of December 31, 2010, the building had a book value of $3,395,247  and was subject to indebtedness of $4,200,000, plus interest.

Competition

The oil and natural gas business is highly competitive. We compete with private and public companies in all facets of the oil and gas business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and gas, but also carry out refining operations and market the resultant products on a worldwide basis. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.

Competitive conditions may be substantially affected by various forms of energy legislation and regulation considered from time to time by the government of the United States and the states in which we have operations, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources. Intense competition occurs with respect to marketing, particularly of natural gas.

Markets and Major Customers

The operator of the Company’s working interests is responsible for marketing all gas production.

Seasonality of Business

Weather conditions affect the demand for, and prices of, natural gas and can also delay drilling activities, disrupting our overall business plans.  Demand for natural gas is typically higher in the fourth and first quarters resulting in higher natural gas prices. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.

Operational Risks

Oil and natural gas exploration and development involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  There is no assurance that we will discover or acquire additional oil and natural gas in commercial quantities. Oil and natural gas operations also involve the risk that well fires, blowouts, equipment failure, human error and other circumstances may cause accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids into the environment, or cause significant injury to persons or property.  In such event, substantial liabilities to third parties or governmental entities may be incurred, the satisfaction of which could substantially reduce available cash and possibly result in loss of oil and natural gas properties. Such hazards may also cause damage to or destruction of wells, producing formations, production facilities and pipeline or other processing facilities.

 As is common in the oil and natural gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive.  A loss not fully covered by insurance could have a materially adverse effect on our financial position and results of operations. For further discussion on risks see “Risk Factors” below.

Regulation

General. The availability of a ready market for oil and gas production depends upon numerous factors beyond our control. These factors include local, state, federal and international regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available pipeline in the areas in which we may conduct operations. State and federal regulations are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, and control contamination of the environment. Pipelines and gas plants are also subject to the jurisdiction of various federal, state and local agencies that may affect the rates at which they are able to process or transport gas from our properties.

Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and a consequent increase in the cost of doing business and decrease in profitability. Numerous federal and state departments and agencies issue rules and regulations imposing additional burdens on the oil and gas industry that are often costly to comply with and carry substantial penalties for non-compliance. Our production operations may be affected by changing tax and other laws relating to the petroleum industry, constantly changing administrative regulations and possible interruptions or termination by government authorities.

Sales of Oil and Natural Gas. Sales of any oil that we produce will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of oil by pipelines are regulated by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act. FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of Title VIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates. FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000, concerning alternatives to its traditional cost-of-serve rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC's pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

Sales of any natural gas that we produce will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of gas by pipelines are regulated by FERC under the Natural Gas Acts, as well as under Section 311 of the Natural Gas Policy Act. Since 1985, the FERC has implemented regulations intended to increase competition within the gas industry by making gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

Pipelines. Pipelines that we use to gather and transport our oil and gas will be subject to regulation by the Department of Transportation ("DOT") under the Hazardous Liquids Pipeline Safety Act of 1979, as amended ("HLPSA"), relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA requires pipeline operators to comply with regulations issued pursuant to HLPSA designed to permit access to and allowing copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

State Restrictions. State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Many states have statutes and regulations governing various environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells, and restricting production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties.

Most states impose a production or severance tax with respect to the production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. State production taxes are generally applied as a percentage of production or sales. In addition, in the event we conduct operations on federal or state oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management or the Minerals Management Service or other appropriate federal or state agencies.

Other. Oil and gas rights may be held by individuals and corporations, and, in certain circumstances, by governments having jurisdiction over the area in which such rights are located. As a general rule, parties holding such rights grant licenses or leases to third parties, such as us, to facilitate the exploration and development of these rights. The terms of the licenses and leases are generally established to require timely development. Notwithstanding the ownership of oil and gas rights, the government of the jurisdiction in which the rights are located generally retains authority over the manner of development of those rights.

Environmental

General. Our activities are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency ("EPA"). Such regulation can increase our cost of planning, designing, installing and operating such facilities.

Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products.

Waste Disposal. We may generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA ("Hazardous Wastes"). Furthermore, it is possible that certain wastes generated by our oil and gas operations that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes, and therefore be subject to more rigorous and costly operating and disposal requirements.

CERCLA. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or so-called potentially responsible parties include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances, we may have generated and may generate wastes that fall within CERCLA's definition of Hazardous Substances.

Air Emissions. Our operations may be subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements, including additional permits. Producing wells may generate volatile organic compounds and nitrogen oxides. If ozone problems are not resolved by the deadlines imposed by the federal Clean Air Act, or on schedule to meet the standards, even more restrictive requirements may be imposed, including financial penalties based upon the quantity of ozone producing emissions. If we fail to comply strictly with applicable air pollution regulations or permits, we may be subject to monetary fines and be required to correct any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

We believe that we are in substantial compliance with current applicable environmental laws and regulations and that, absent the occurrence of an extraordinary event, compliance with existing local, state, federal and international laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon our business, financial condition or results of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures in the last two fiscal years.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees and Consultants

At May 7, 2011, we had three employees.

We have no collective bargaining agreements with our employees, and believe all consulting and employment agreements relationships are satisfactory.  We hire independent contractors on an as- needed basis, and we may retain additional employees and consultants during the next twelve months, including additional executive management personnel with substantial experience in the oil and gas exploration and development business.

ITEM 1A. RISK FACTORS.

We Have a History of Losses and no Revenue to Date from our Oil and Gas Operations, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

Since entering the oil and gas business in 2010, we have experienced losses from our operations.  Our ability to become profitable will be dependent on the receipt of revenues from our oil and gas wells greater than our operational expenses.  We did not actually acquire any oil and gas properties until 2011, and we have not received any revenues from the wells on our properties.  We purchased the oil and gas rights to 590 acres of land in Knox County, Kentucky in 2011, which contains ten shut-in wells.  We expect the wells to resume operations when the operator of the surrounding field resumes operation.  We do not need any additional capital to resume operations at the shut-in wells.  However, our geologist estimates that more wells could be drilled in our field, and we would need capital to drill the wells if we decide to drill them ourselves.  We also need additional capital to make other acquisitions of oil and gas properties.  If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We have a Limited Operating History as an Oil and Gas Exploration Company, Which May Hinder our Ability to Successfully Meet Our Objectives.

We have a limited operating history as an oil and gas company upon which to base an evaluation of our current business and future prospects. We have only been actively engaged in the oil and gas and development business since 2010 and do not have an established history of locating and developing properties that have oil and gas reserves. As a result, our ability to succeed in the oil and gas business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies such as ours. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.  However, to date we have not had difficulty retaining experienced individuals on an independent contractor basis.

Our Proposed Operations Require Significant Capital Expenditures for Which We Do Not Have Sufficient Funding, And If We Do Not Obtain Additional Financing We May Lose Attractive Investment Opportunities.

While we do not need any additional capital to resume operations at our existing wells, we need additional capital to make additional acquisitions of oil and gas properties.  If we cannot obtain financing on reasonable terms, we may not be able to grow our business to a scale that will be profitable.

We May Be Forced To Raise Capital On Terms That Are Dilutive To Existing Shareholders.

We must locate external sources of financing to meet our capital requirements to acquire new oil and gas properties and invest in the wells drilled on our current property, because we do not have the existing resources to meet those capital requirements.  We are actively considering the following methods of obtaining the capital we need:

•  private placements of our common stock,

•  sales of interests in entities established to own and hold producing wells,

•  private offerings in ventures set up specifically to drill wells, or

•  lines of credit from financial institutions or private individual investors.

Any of these methods may result in substantial dilution to existing shareholders, either in the form of the issuance of new share at less than market value or promises of rates of return to the new investor that depresses future earnings for existing shareholders.  If we obtain financing through a line of credit, we will likely be required to pledge all of our assets, which could result in the loss of our properties if we default on the loan.  We may not be able to locate new financing on terms that are not prejudicial to existing shareholders.

The Successful Implementation of Our Business Plan Is Subject To Normal Risks In The Drilling Of Gas Wells, Which if Not Adequately Managed Could Result In The Loss Of Our Investment In Wells.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce gas in economic quantities. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain.  Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.  We may not be able to produce oil and gas in economic quantities from each of the wells in which we participate. Any of these factors could result in a total loss of our investment in a particular well.

The Successful Implementation of Our Business Plan Is Subject To Risks In The Marketing Of Gas Produced From Our Wells, Which if Not Adequately Managed Could Result In The Loss Of Our Investment In Our Properties.

Even if our wells produce gas, the marketability of gas may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of gas gathering systems, pipelines and processing equipment, market fluctuations in oil and gas prices, taxes, royalties, land tenure, allowable production and environmental protection.  We cannot predict how these factors may affect our business.  Our oil and gas properties are connected to a gas gathering system which is connected to a pipeline.  Our wells are currently shut-in as a result of the bankruptcy of the prior operator.  We expect that the other wells in the field and the gas gathering system will be purchased by another operator and reopened in the near future, but we cannot assure that will happen.  Until another operator purchases the other wells in the field and turns them on, there is nothing that we can do resume operations at our wells.

The Oil And Gas Exploration And Production Industry Historically Is A Cyclical Industry And Market Fluctuations In The Prices Of Oil And Gas Could Adversely Affect Our Business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to:

•	weather conditions in the United States and elsewhere;

•	economic conditions, including demand for petroleum-based products, in the United States and elsewhere;

•	actions by OPEC, the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and gas producing regions;

•	governmental regulations, both domestic and foreign;

•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the price of foreign imports of oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	the overall supply and demand for oil and gas; and

•	the availability of alternate fuel sources.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment. We do not currently engage in any hedging program to mitigate our exposure to fluctuations in oil and gas prices.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

The Unavailability Or High Cost Of Drilling Rigs, Equipment, Supplies, Personnel And Oil Field Services Could Adversely Affect Our Ability To Execute Our Exploration And Development Plans On A Timely Basis And Within Our Budget.

Our only oil and gas properties are located in Kentucky.  The industry may experience shortages in the Kentucky region, and cost increases, of drilling rigs, equipment, supplies or personnel, which could delay or adversely affect our exploitation and exploration operations, and could have a material adverse effect on our business, financial condition and results of operations.

We May Be Required To Write-Down The Carrying Values And/Or Estimates Of Total Reserves Of Our Oil And Gas Properties, Resulting In a Decreased Asset Base

Accounting rules applicable to us require that we review periodically the carrying value of our oil and gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and gas properties.

Title Deficiencies Could Render Our Properties Worthless

The existence of a material title deficiency can render a given property worthless and can result in a large expense to our business. We elected not to obtain title insurance when we purchased our existing oil and gas properties.  As a result, we may be unaware of deficiencies in the marketability of the title to our properties, and such deficiencies may render a properties worthless.  While our deeds typically provide a title warranty, and the right to recover our damages from the grantor in the event of a title deficiency, the grantor may not have the financial resources to repay our investment in the property.

The Oil And Gas Industry Is Highly Competitive, and We May Not Have Sufficient Resources to Compete Effectively

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

If We Or Our Operators Fail To Maintain Adequate Insurance, Our Business Could Be Materially And Adversely Affected

Our operations are subject to risks such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

We Have A Very Small Management Team And The Loss Of Any Member Of This Team May Prevent Us From Implementing Our Business Plan In A Timely Manner.

We have two executive officers and a limited number of additional consultants.  Our success depends largely upon the continued services of Darryl Reed and Joel Sens, our only officers.  We do not maintain key person life insurance policies on the lives of any of our officers.  The loss of any of our officers could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our officers in a timely manner, or at all, on acceptable terms.

Some Of Our Management Has Substantial Outside Business Interests, Which May Impair Their Ability To Manage Our Business.

Our executive officers have outside business interests, and do not devote 100% of their working time to our business.  Mr. Reed has substantial outside business interests, and estimates that he spends about 90% of his working time on our affairs.  Mr. Sens also has outside business interests, and estimates that he spends about 50% of his working time on our affairs.  The fact that Messrs. Reed and Sens have outside business interests could lessen their focus on our business.

Our Officers And Directors Have Voting Control Over Us, And Outside Shareholders Will Have Little Voice In Management.

Darryl Reed and Joel Sens currently control us by virtue of their ownership of 9,910,000 shares of our common stock, which is 87.2% of our outstanding common stock, which is likely sufficient to control the outcome of any shareholder vote.

If We Fail To Maintain Adequate Insurance, Our Business Could Be Materially And Adversely Affected.

Our operations are subject to risks typical of the oil and gas industry, such as mine collapses, flooding, explosions, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.  We currently carry general liability and worker’s compensation insurance, but we do not carry insurance against environmental claims.  We consider our coverage adequate for our current operations.  We expect to increase our insurance coverage when we begin actively producing oil and gas from our properties.

Complying With Environmental And Other Government Regulations Could Be Costly And Could Negatively Impact Our Production.

The oil and gas business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of any wells on our properties, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that any operator of wells on our properties acquire permits before commencing operations and restrict the substances that can be released into the environment with oil and gas production activities.

Our failure to comply with applicable laws and regulations could result in damages or claims for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties.  We do not currently carry insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time.  While we do not believe we need environmental insurance based on our current operations, we will reconsider our decision to not have environmental coverage prior to the time we begin to operate wells on our properties. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost, and therefore there is a good possibility that we will not procure insurance for environmental liabilities.  Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

There Is A Limited Market For Our Common Stock

The trading market for our common stock is limited. Our common stock is not yet eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market.  Though we have plans to migrate to a national securities exchange, we have yet to be successful in this endeavor.  Our common stock is currently eligible only for trading on the Pink Sheets and the OTC Bulletin Board. This market tends to be substantially less liquid than national and regional securities exchanges or the Nasdaq Stock Market. We cannot provide you with any assurance that a more active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We Incur Significant Costs As A Result Of Operating As A Public Company. We May Not Have Sufficient Personnel For Our Financial Reporting Responsibilities, Which May Result In The Untimely Close Of Our Books And Record And Delays In The Preparation Of Financial Statements And Related Disclosures.

As a registered public company, we experienced an increase in legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, has imposed various requirements on public companies, including requiring changes in corporate governance practices.  Our management and other personnel need to devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

If we are not able to comply with the requirements of Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC and other regulatory authorities.

We May Have Weaknesses In Our Internal Controls.

The Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our internal control over financial reporting and disclosure controls and procedures. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.  If we or our independent registered public accounting firm identifies additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC and other regulatory authorities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

A description of our oil and gas properties is included in Item 1. Description of Business, and is incorporated herein by reference.

We occupy 1,222 square feet of office space at 7351 (N) Lockport Place, Lorton, VA 22079 that is leased by a company partly owned by Darryl Reed.  Our share of the rent for the space is $1,300 per month.  The lease expires December 31, 2012.

We believe that we have satisfactory title to the properties owned and used in our business, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our business. We believe that our properties are adequate and suitable for us to conduct business in the future.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings at this time.

ITEM 4. (REMOVED AND RESERVED)

PARTE II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2009 and 2010, our Common Stock was traded on the OTC Bulletin Board under the symbol “NGMC.”  The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2010 and 2009.

	2010		2009
	High	Low	High	Low
First Quarter	30.00	6.50	26.00	3.00

Second Quarter	20.00	3.50	10.00	3.00

Third Quarter	--	--	5.00	5.00

Fourth Quarter	0.50	0.10	45.00	3.00

There were 97 shareholders of record of the common stock as of December 31, 2010. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”  All share prices have been adjusted for a 1 for 1,000 reverse stock split that we effected on May 18, 2010.

Our common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2010 or 2009.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2010, we did not purchase any outstanding securities.

ITEM 6. SELECTED FINANCIAL DATA.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of our business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our proposed operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from our expectations are disclosed in this report, including those factors discussed in “Item 1A. Risk Factors.” All prior and subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward Looking Statement made by or on behalf of us.

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

Results of Operations

Fiscal Years ended December 31, 2010 and 2009

During the years ended December 31, 2010 and 2009, we had $192,500 and $394,534  of revenues, respectively.  All of our revenues consisted of rental income from our rental real estate, and declined in 2010 as a result of the termination of operations at our United Marketing Solutions, Inc. subsidiary, which was a major tenant in the property.  In 2010, we lost the remainder of our tenants in the property, and disposed of the property in 2011.  In 2010, we decided to go into the business of acquiring oil and gas properties, but to date the only properties we have acquired are non-revenue producing.  As a result, it is difficult to forecast our future revenues.

During the years ended December 31, 2010 and 2009, we incurred operating expenses of $704,203  and $155,444, respectively.  Our operating expenses increased substantially primarily as a result of increased compensation expense paid for by the issuance of shares of common stock.

We reported income (loss) from continued operations during the years ended December 31, 2010 and 2009 of ($511,703 ) and $239,090 , respectively.  The operating loss in 2010 as compared to operating income in 2009 was largely attributable to greatly reduced rental revenues and increased general and administrative expenses resulting from the issuance of common stock for services in 2010 to facilitate our entry into the oil and gas business.

We incurred other expenses during the years ended December 31, 2010 and 2009 of ($943,453) and ($246,956), respectively.  The significant increase in other expenses was largely attributable to a charge of $665,000 that we took in connection with the expiration of option that we purchased to acquire certain oil and gas rights.

We reported net losses during the years ended December 31, 2010 and 2009 of ($1,616,407) and ($1,867,886), respectively.  The decreased loss in 2010 as compared to 2009 was largely attributable to our loss from discontinued operations of $1,860,020 in 2009, which are the operating losses incurred by our United Marketing subsidiary, which terminated operations in early 2010.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the years ended December 31, 2010 and 2009:

	Fiscal Year ended December 31,
	2010	2009
Net cash provided by (used) in operating activities	(354,940)	(439,523)
Net cash provided by (used) in investing activities	--	248,507
Net cash provided by (used) in financing activities	78,160	6,062
Net (decrease) increase in unrestricted cash and cash equivalents	(276,780)	(184,954)

Comparison of 2009 and 2010

In the year ended December 31, 2010 and 2009, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($354,940) of cash in 2010, as compared to ($439,523) of cash in 2009.  Major non-cash items that affected our cash flow from operations in 2009 were non-cash charges of $274,550 for depreciation and amortization, and $157,000 for impairment of equipment.  Our operating assets and liabilities supplied $907,028 of cash, most of which resulted from an increase in accounts payable of $396,677, accrued expenses of $294,262 and a reduction of receivables of $294,043.

Major non-cash items that affected our cash flow from operations in 2010 were non-cash charges of $79,718 for depreciation and amortization, $241,000 for the  value of common stock issued for compensation, and a benefit of $1,938,996 resulting from the disposal of a subsidiary.  Our operating assets and liabilities used ($1,093,444) of cash, most of which resulted from a reduction of accounts payable of $987,790, which resulted when we disposed of our non-operating subsidiary which had substantial accounts payable.

Investing activities provided $0 of cash in 2010, as compared to $248,507 of cash in 2009.  The significant decrease in cash provided by investing activities was attributable to a one-time disposal of equipment in 2009.

Financing activities supplied $78,160 of cash in 2010 as compared to $6,062 of cash in 2009.  Substantially all of the cash supplied in 2010 was derived from the exercise of warrants issued to service providers.

Liquidity

Our balance sheet as of December 31, 2010 reflects cash of $4,372, current assets of $5,952, current liabilities of $4,634,822, and a working capital deficit of ($4,578,870).

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2010 and 2009, and have no revenues for 2010.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of preferred stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2 of Notes to Financial Statements. At this time, we are not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. However, as we begin actual oil and gas operations, we will be required to make estimates and assumptions typical of other companies in the oil and gas business.

For example, we will be required to make critical accounting estimates related to future oil and gas prices, obligations for environmental, reclamation, and closure matters, mineral reserves, and accounting for business combinations.  The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period.  Changes in estimates used in these and other items could have a material impact on our financial statements in the future.

Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by Article 8 of Regulation S-X are attached hereto as Exhibit A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2010, there has not been any change in accountants, or any disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Darryl Reed, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were note effective as described below.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2010 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Material Weaknesses

Based upon this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2010, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

1.	The company did not sufficiently segregate duties over incompatible functions at the corporate headquarters.

The company’s inability to sufficiently segregate duties is due to a staff vacancy at the corporate headquarters. Management does not expect to fill the vacancy until its level of operations increases enough to justify the cost.

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

3.	The company had not instituted, as of December 31, 2010, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

Management has drafted a whistle-blower policy, and will communicate the policy as soon as it is approved by the Board of Directors.  In addition, management is compiling specific procedures for its board members to independently investigate and resolve any issues or concerns raised.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9A(T). CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Listed below are our directors and executive officers.

Name	Age	Present Positions with Company

Darryl Reed	42	Chairman and Chief Executive Officer

Joel Sens	46	Secretary/Treasurer and Director

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Darryl Reed:  Mr. Reed has been an officer and director of us since April 2001. Prior to joining us, his background includes seven years in the financial services industry. Mr. Reed formerly was with New York Life Insurance Company, a major insurance company, and certain of its subsidiaries since October 1995. Such subsidiaries included #1A Eagle Strategies Corp., a registered investment adviser, where Mr. Reed worked from April 1997 until May 2000. Mr. Reed held several licenses in the financial services industry, including Series 7, 63 and 65.  He has a BS in Finance from the University of Florida and an MS from the American College, Philadelphia, PA. Mr. Reed has not been convicted in a criminal proceeding in the last ten years. Mr. Reed has not been a party to any judicial or administrative proceeding during the past ten years (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining him from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Joel Sens:  Mr. Sens has been a director, secretary and treasurer since May 4, 2010.  Mr. Sens is an entrepreneur who has successfully done acquisitions and mergers across a wide range of industries.  From March 1997 until September 2003, he was a founder and principal shareholder of our company. From September 2003 until the present, Mr. Sens has been the President of Seawright Holdings, Inc.  Seawright Holdings, Inc.’s common stock is registered under Section 12 of the Securities Exchange Act of 1934, and is traded on the Pink Sheets (SWRI.PK). Mr. Sens owns Knox County Minerals, LLC. Mr. Sens has not been convicted in a criminal proceeding in the last ten years. Mr. Sens has not been a party to any judicial or administrative proceeding during the past ten years (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining him from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f).

Board of Directors

Our board currently consists of two directors. There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Board Committees

We do not have an audit, nominating or compensation committee.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which is filed herewith as Exhibit 14.

Section 16(a) Beneficial Ownership Reporting Compliance

For the year ended December 31, 2010, the following officers and directors failed to file the following Forms 3, 4 or 5:

•	Darryl Reed filed a late Form 4 reporting the receipt of 7,000,000 shares of common stock for accrued compensation on April 12, 2010;

•
Darryl Reed filed a timely Form 4 reporting the receipt of 4,750,000 shares of common stock on October 22, 2010, but failed to report his receipt of another 250,000 shares of common stock on the same day;

•
Joel Sens filed a late Form 3 reporting his appointment as an officer and director, and did not file a Form 4 or 5 respect to the issuance of 4,900,000 shares of common stock to  him on October 22, 2010.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $		Stock Awards $ (1)		Option Awards $ (2)		All Other Compensation $		Total $

Darryl Reed, Chairman and CEO (3)	2010 2009	$ $	150,000 114,833	$ $	-- --	$ $	-- --	$ $	-- --	$ $	150,000 114,833

(1)
Mr. Reed does not have an employment agreement.  The salary represents amounts accrued as an at-will employee. Mr. Reed received two stock grants in 2010 that were applied to accrued but unpaid compensation and therefore are not reflected in the above table.

We did not reprice any options or stock appreciation rights during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) Exercisable (b)	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Darryl Reed	300*			$150.00	1/8/2012

The option terms have been adjusted to reflect a 1 for 1,000 reverse stock split that occurred on May 18, 2010.

Employment Agreements

We do not have any employment agreements with any of our officers.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joel Sens (1)	-	49,000	-	-	-	-	49,000

(1)
Mr. Sens’ stock award consists of 4,900,000 shares of common stock valued at $0.01 per share. The amount reported is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

We do not have any policy regarding the compensation of directors and have paid no compensation for director services in the last two years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of May 7, 2011, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Darryl Reed (2)(3) 7351 (N) Lockport Place Lorton, VA 22079	5,010,309	44.1%

Joel Sens (2) 600 Cameron Street Alexandria, Virginia 22314	4,900,000	43.1%

All Officers and Directors as a Group	9,910,309	87.2%

(1) Based upon 11,369,433 shares of Common Stock issued and outstanding as of May 7, 2011.

(2) All shares are owned outright.

(3) Darryl White’s shares include options to purchase 300 shares of common stock for $500 per share, which expire January 8, 2012.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)

Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders
2010 Stock Option Plan	1,100,000	0.30	900,000
2010 Employee, Consultant and Advisor Stock Compensation Plan	1,250,000	0.01	250,000
Total	2,350,000	--	1,150,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company has a short term obligation to Capital Home Remodeling, LLC for $10,000.  Capital Home Remodeling, LLC is partly owned by Darryl Reed, our chief executive officer.

On April 12, 2010, we issued 7,000 shares (post-split) of common stock to Darryl Reed for $35,000, or $0.005 per share, which was the market price on the date of issuance. Mr. Reed is our chairman and chief executive officer. Mr. Reed paid for the shares by crediting the purchase price against amounts owed him for compensation.

On March 25, 2010, we loaned $125,000 to Seawright Holdings, Inc. (“Seawright”) pursuant to a promissory note that bears interest at 6% per annum, and is payable in full 24 months after the date of the note. The loan proceeds were used by Knox County Minerals, LLC (“Knox Minerals”), a subsidiary of Seawright, to pay the down payment on an option to purchase the oil and gas mineral rights under 6,615 acres of land in Knox County, Kentucky for $1,575,000.  On April 16, 2010, Knox Minerals assigned its rights under the option agreement to the Company.  A portion of the consideration for the assignment was a promissory note payable by the Company to Knox Minerals in the amount of $600,000 payable with interest at the rate of 6% per annum five years after the date of the note.  The parties agreed that the promissory note would be secured by the oil and gas properties in the event we completed the purchase of the properties, which we did not do. Joel Sens is the principal shareholder and sole director and officer of Seawright.  At the time both notes were issued, Mr. Sens was not an officer, director or shareholder of the Company.  After April 16, 2010, Mr. Sens became an officer and director of the Company.

In the first quarter of 2010, we terminated operations at its United Marketing Solutions, Inc. (“United”) subsidiary as a result of continued operating losses, and litigation with its franchisees and vendors.  On May 4, 2010, we conveyed our interest in United to Direct Mail Group, LLC for $10.  At the time of the conveyance, United had no active business and had lawsuits, judgments and other liabilities in excess of its assets.  Direct Mail Group, LLC is owned by Darryl Reed, our chief executive officer.

On May 4, 2010, United conveyed to us its 35% interest in Dynatech, LLC, which owns a commercial property located at 7644 Dynatech Court, Springfield, Virginia 22135.  The property was subject to a first mortgage of $3,700,000 and was recently appraised at $5,000,000.  United had previously borrowed $500,000 from Virginia Commerce Bank, and Dynatech, LLC had allowed United to secure the loan with a second mortgage against the Property.  As a result of the loan United no longer had any equity in Dynatech, LLC.  In the transaction, we paid United $10.

On October 22, 2010, we issued 5,000,000 shares of common stock to Darryl Reed for $50,000, or $0.01 per share, which was the market price on the date of issuance. Mr. Reed is our chairman and chief executive officer. Mr. Reed paid for the shares by crediting the purchase price against amounts owed him for compensation.

On October 22, 2010, we issued 4,900,000 shares of common stock to Joel Sens for $49,000, or $0.01 per share, which was the market price on the date of issuance. Mr. Sens is a director and officer.  The shares issued to Mr. Sens were accounted for as compensation to Mr. Sens.

On March 22, 2011, we purchased all of the membership interests of Knox Gas, LLC for $500,000.  The purchase price is payable pursuant to two promissory notes in the amount of $250,000 each that are payable to Joel Sens and Barbara Reed.  Mr. Sens is an officer and director of the Company.  Ms. Reed is the spouse of Darryl Reed, who is an officer and director of the Company.  Knox Gas, LLC owns a lease of 100 acres, which contains five drilled wells; a lease of 20.2 acres, which contains two drilled wells; a lease of 700 acres which contains no wells, and a lease of 400 acres, which contains three drilled wells.  The properties have been appraised at $624,360 by an independent valuation firm.

On March 22, 2011, the Company conveyed its 35% interest in Dynatech, LLC to Darryl Reed, the Company’s chief executive officer, for $10.  At the time of the conveyance, Dynatech’s only asset was an office building in Virginia.  The office building’s principal tenant was United, which went out of business in early 2010, and its other tenants had vacated the premises as well.  As a result of the loss of tenants, Dynatech was unable to pay the mortgages on the property.  As of the Company’s September 30, 2010 financial statements, the building had a book value of $3,415,176 and was subject to indebtedness of $4,200,000, plus interest.

Review, Approval and Ratification of Related Party Transactions

The board of directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. Under our Code of Ethics, any conflict of interest between a director or officer and us must be referred to the non-interested directors for approval. We intend to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board, or the OTCBB, and the Pink Sheets.  Since neither the OTCBB nor the Pink Sheets has its own rules for director independence, we use the definition of independence established by the NYSE Amex (formerly the American Stock Exchange).  Under applicable NYSE Amex rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent.  As this time, we have two directors, Darryl Reed and Joel Sens, neither of which are independent.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors, other than as disclosed above.  With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2010 and 2009, we have retained Turner Jones & Associates, pllc ("Turner Jones") as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

The following is a summary of the fees billed to the Company by Turner Jones for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees	$25,000	$41,540
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$25,000	$41,540

Audit Fees consist of fees billed for professional services rendered for the audit of Next Generation Energy Corp.’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Turner Jones in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Next Generation Energy Corp.’s consolidated financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2010 or 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           List the following documents filed as a part of the report:

(1)           All financial statements:  Audited financial statements of Next Generation Energy Corp. as of December 31, 2009 and 2010, and for the years ended December 31, 2009 and 2010, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)           Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

(3)           Those exhibits required by Item 601 of Regulation S-K (Section 229.601 of this chapter) and by paragraph (b) below.  Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation, under the name Micro Tech Industries, Inc. (incorporated by reference to the Company’s annual report on Form 10KSB filed on April 15, 1998)

3.2	Amendment to the Articles of Incorporation (incorporated by reference to the Company’s quarterly report filed on Form 10 Q filed on May 15, 1997)

3.3	Certificate of Change filed May 5, 2010 (incorporated by reference to the Form 8-K filed May 7, 2010)

3.4	Amendment to the Articles of Incorporation filed July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

3.5	Amended and Restated Bylaws (incorporated by reference to the Company’s annual report on Form 10KSB filed on November 12, 1999)

3.6	Amendment to Bylaws (incorporated by reference to the Form 8-K filed May 7, 2010)

10.1	Promissory Note dated April 16, 2010 between Next Generation Media Corp. and Knox County Minerals, LLC (incorporated by reference to the Form 8-K filed May 7, 2010)

10.2	Real Estate Mortgage dated April 16, 2010 between Next Generation Media Corp. and Knox County Minerals, LLC (incorporated by reference to the Form 8-K filed May 7, 2010)

10.3	Convertible Debenture Purchase Agreement by and among Next Generation Media Corp., Forge, LLC and Knox Gas, LLC dated July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

10.4	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.5	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.6	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.7	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.8	Promissory Note in the amount of $250,000 payable to Barbara Reed (incorporated by reference to Form 8-K filed March 23, 2011)

10.9	Promissory Note in the amount of $250,000 payable to Joel Sens (incorporated by reference to Form 8-K filed March 23, 2011)

10.10*	Promissory Note dated March 25, 2010 payable by Seawright Holdings, Inc. to Next Generation Media Corporation in the principal amount of $125,000

11**	Statement re earnings per share

14*	Code of Business Conduct and Ethics

22*	List of subsidiaries.

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith.

**           Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NEXT GENERATION ENERGY CORP.

Dated: May 13, 2011	/s/ Darryl Reed

Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: May 13, 2011	/s/ Darryl Reed

Darryl Reed, Chairman and Chief Executive Officer

Dated: May 13, 2011	/s/ Joel Sens

Joel Sens, Director

EXHIBIT A

Next Generation Energy Corporation

and Subsidiary

Consolidated Financial Statements

For The Years Ended December 31, 2010 and 2009

With Audit Report of Independent

Registered Public Accounting Firm

Turner, Jones & Associates, P.L.L.C.
Certified Public Accountants
108 Center Street, North, 2nd Floor
Vienna, Virginia 22180-5712
(703) 242-6500
FAX (703) 242-1600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Next Generation Media Corporation
7516G Fullerton Road
Springfield, VA 22153

We have audited the accompanying consolidated balance sheet of Next Generation Media Corporation and its subsidiary (a Nevada Incorporation) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Media Corporation and subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Jones & Associates, PLLC

Vienna, Virginia

May 13, 2011

Next Generation Energy Corporation Consolidated Balance Sheet December 31, 2010 and 2009

ASSETS
	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$4,372	$281,152
Accounts receivable, net of uncollectible accounts of $0 and $433,674	-	12,252
Prepaid expenses	51,580	87,495

Total current assets	55,952	380,899

PROPERTY, PLANT AND EQUIPMENT:
Land	565,270	565,270
Building	3,108,989	3,108,989
Equipment	-	4,086

Total property, plant and equipment	3,674,259	3,678,345

Less: accumulated depreciation	(279,012)	(201,533)

Net property, plant and equipment	3,395,247	3,476,812

OTHER ASSETS:
Note receivable	125,000	-

Total other assets	125,000	-

TOTAL ASSETS	$3,576,199	$3,857,711

See accompanying notes and accountant's audit report

Next Generation Energy Corporation Consolidated Balance Sheet December 31, 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY
	2010	2009
CURRENT LIABILITIES:
Accounts payable	$118,338	$1,106,128
Accrued expenses	534,295	539,116
Deposit	-	24,000
Lines of credit	-	650,000
Obligation under capital leases, current portion	-	214,027
Current portion of notes payable	3,982,189	-

Total current liabilities	4,634,822	2,533,271

LONG TERM LIABILITIES:
Note payable	600,000	3,700,000

Total long term liabilities	-	3,700,000

Total liabilities	5,234,822	6,233,271

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 50,000,000
shares authorized, 10,969,433 and 12,373
issued and outstanding	109,694	124
Preferred stock Series A, $0.001 par value,
500,000 shares authorized, zero issued
outstanding	-	-
Preferred stock Series B, $0.001 par value,
500,000 shares authorized, zero issued
outstanding	-	-
Stock subscription receivable	60,000	-
Additional paid in capital	9,573,780	7,503,354
Accumulated deficit	(11,402,097)	(9,879,038)

Total stockholders’ equity	(1,658,623)	(2,375,560)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,576,199	$3,857,711

 See accompanying notes and accountant's audit report

Next Generation Energy Corporation Consolidated Statements of Operations For The Years Ended December 31, 2010 and 2009

	2010	2009
REVENUES:
Rental income	$192,500	$394,534

Total revenues	192,500	394,534

OPERATING EXPENSES:
General and administrative	624,485	75,726
Depreciation and amortization	79,718	79,718

Total operating expenses	704,203	155,444

Loss from operations	(511,703)	239,090

OTHER INCOME AND EXPENSES:
Other income	32,000	450
Interest expense, net	(310,453)	(247,406)
Expiration of mineral rights	(665,000)	-

Total other income and expenses	(943,453)	(246,956)

Loss before discontinued operations	(1,455,156)	(7,866)

Loss from discontinued operations	(67,901)	(1,860,020)

Loss applicable to common shareholders	$(1,523,057)	$(1,867,886)

Basic loss per common share	$(0.71)	$(150.96)

Weighted average common shares	2,147,223	12,373
Diluted loss per common share	N/A	N/A
Fully diluted common shares	2,532,692	12,853

See accompanying notes and accountant's audit report

Next Generation Energy Corporation Consolidated Statements of Stockholders’ Equity

	Common Stock		Stock Sub.	Additional Paid In	Accum.
	Shares	Amount	Rec.	Capital	Deficit	Total

Balance December 31, 2008	12,373	$124	$-	$7,503,354	$(8,011,152)	$(507,674)

Net loss	-	-	-	-	(1,867,886)	(1,867,886)

Balance December 31,2009	12,373	$124	$-	$7,503,354	$(9,879,038)	$(2,375,560)

Shares issued as compensation	10,107,000	101,070	-	34,930	-	136,000

Shares issued for services	550,000	5,500	-	69,500	-	75,000

Exercise of stock options	300,000	3,000	60,000	27,000	-	90,000

Gain on disposal of segment	-	-	-	1,938,996	-	1,938,996

Fractional shares	60	-	-	-	(2)	(2)

Net loss	-	-	-	-	(1,523,057)	(1,523,057)

Balance December 31, 2010	10,969,433	$109,694	$60,000	$9,573,780	$(11,402,097)	$(1,658,623)

 See accompanying notes and accountant's audit report

Next Generation Energy Corporation Consolidated Statements of Cash Flows For The Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,523,057)	$(1,867,886)
Adjustments to reconcile net income to net cash Provided by operating activities:
Disposal of equipment	1,847	89,085
Stock issued for services	105,000	-
Stock issued for compensation	136,000	-
Disposal of segment and discontinued operations, net	1,938,996	-
Impairment of equipment	-	157,700
Depreciation and amortization	79,718	274,550
Decrease in assets
Receivables	12,252	294,043
Prepaid expenses and other current assets	35,915	7,614
Note receivable	(125,000)	-
Increase (decrease) in liabilities
Accounts payable	(987,790)	396,677
Accrued expenses	(4,821)	294,262
Security deposit	(24,000)	24,000
Pension payable	-	(106,046)
Sales tax payable	-	(3,522)

Net cash flows (used) by operating activities	(354,940)	(439,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment, net	-	248,507

Net cash flows provided by investing activities	-	248,507

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable, lines of credit and capital leases, net	18,162	6,062
Fractional shares	(2)	-
Stock subscription receivable	60,000	-

Net cash flows provided by financing activities	78,160	6,062

NET (DECREASE) IN CASH	(276,780)	(184,954)

CASH, BEGINNING OF PERIOD	281,152	466,106

CASH, END OF PERIOD	$4,372	$281,152

See accompanying notes and accountant's audit report

 Next Generation Energy Corporation
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2010 and 2009
(continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$151,782	$299,439

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

Estimated useful lives are as follows:

Furniture, Fixtures and Equipment	7-10 years
Leasehold Improvements	10 years
Vehicles	5 years
Computers & Software	5 years
Software Development	5 years
Buildings	40 years

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $79,718 and $274,550 respectively.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred.  Advertising costs charged to operations for the years ended December 31, 2010 and 2009 were $0 and $6,934 respectively.

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

Stock Based Compensation:

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the years ended December 31, 2010 and 2009 was $136,000 and $0, respectively.

Liquidity:

As shown in the accompanying financial statements, the Company recorded a net (loss) of ($1,523,057) and ($1,867,886) during the year ended December 31, 2010 and 2009, respectively. The Company's total liabilities exceeded its total assets by $1,658,623 as of December 31, 2010.

Concentration of Credit Risk:

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Use of Estimates:

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

Gas and Oil Properties:

The Company will follow the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company’s unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in natural gas and oil properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At December 31, 2010, the Company had not completed the acquisition of its oil and gas properties in Knox County, Kentucky.  Decreases in market prices, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments.

Asset Retirement Obligations:

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

Depletion:

Oil and gas producing property costs are amortized using the unit of production method.  The Company did not record any amortization expense in the twelve months ended December 31, 2010.

Research and Development:

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the years ended December 31, 2010 and 2009.

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

Earnings Per Common Share:

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").  Under SFAS No. 128, basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding.  Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilative common shares outstanding during the period.  The Company had 800,480 options issued and outstanding as of December 31, 2010 to purchase stock at a weighted average exercise price of $0.60.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Energy Corporation and its subsidiary Dynatech, LLC for the year ended December 31, 2010, and its subsidiaries United Marketing Solutions, Inc. and Dynatech, LLC for the year ended December 31, 2009.  All inter-company balances and transactions have been eliminated in consolidation.

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

In December 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). This codification update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires reporting units with such carrying amounts to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010 and early adoption is not permitted. The Company adopted the provisions of this update for the three months ended March 31, 2011 and will apply the provisions of ASU 2010-28 when the Company's annual goodwill test is performed in 2011. The Company does not expect a material impact on its operating results, financial position, cash flows or disclosures as a result of the adoption.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 requires a public entity who discloses comparative pro forma information for business combinations that occurred in the current reporting period to disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual period only. This update also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and early adoption is permitted. The Company will apply the provisions of this update for any business combinations that occur after January 1, 2011.

NOTE 2 – NOTES PAYABLE

Notes payable at December 31, 2010 consists of:

Obligation to Virginia Commerce Bank, bearing interest at 6.625% per annum, the loan is payable in three hundred monthly installments with a minimum payment consisting of the accrued interest amount for the first three years and amortized thereafter, collateralized by the property located at 7644 Dynatech Court.  Balance outstanding at December 31, 2010 was $3,700,000 plus accrued interest of $96,354.  The note is currently in default.

Obligation to Forge, LLC for $150,000, bearing interest at 18.00% per annum, the loan in payable at maturity in July 2011 plus accrued interest.  The note is convertible to common stock.  The balance outstanding at December 31, 2010 was $150,000 plus accrued interest of $5,062.50.

Obligation to Knox County Minerals, LLC for $600,000 bearing interest at 6.00% per annum, the loan is payable at maturity on April 16, 2015, plus accrued interest.  Balance outstanding as of December 31, 2010 was $600,000 plus accrued interest of $30,773.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The commercial property held by Dynatech, LLC is cross collateralized to a line of credit for the benefit of United Marketing Solutions, Inc., a former subsidiary of Next Generation Energy Corp.  The line of credit is for $500,000, matured on March 31, 2010 and calls for interest of 7.25% per annum.  The balance outstanding at December 31, 2010 was $500,000.  However, as of the report date, the holder of the note has not taken action against Dynatech in regards to payment on the cross collateralization.

Rent expense for the years ended December 31, 2010 and 2009 was $15,600 and $12,000, respectively.  The Company is currently leasing office space on a month to month basis from Capitol Home Remodeling, LLC, a company partly owned by the Chief Executive Officer.

The Company is party to various legal matters encountered in the normal course of business.  In the opinion of management and legal counsel, the resolution of these matters will not have a material adverse effect on the Company’s financial position or the future results of operations.

NOTE 4 – INCOME TAXES

Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

Management has provided a valuation allowance for the total net deferred tax assets as of December 31, 2010 and 2009, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

The company will file a consolidated return, with a tax liability of $0 for the year 2010.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. There were 10,969,433 shares issued and outstanding at December 31, 2010.

On May 18, 2010, the Company affected a 1 for 1,000 reverse split of its common stock.  In lieu of issuing fractional shares resulting from the split, the Company paid cash equal to $18.50 per share to each shareholder that would have received less than one share as a result of the reverse split, and rounded up all other fractional shares to the next whole number.  The Company’s principal purpose in effecting a large reverse split was to eliminate many small shareholders to reduce future administrative costs.  As a result of the reverse split, the Company cancelled 32,202 pre-split shares and eliminated 586 shareholders, which left the Company with about 100 total shareholders.  The purchase price for the fractional shares was equal to the last trading price of the common stock as the date the Company approved the reverse split, adjusted for the 1 for 1,000 reverse split.

On May 6, 2010, the Company’s board of directors passed resolutions to amend its Articles of Incorporation to (1) change the Company’s name to “Next Generation Energy Corp.” and (2) increase the authorized shares of common stock back to 50,000,000 shares from the 50,000 shares that resulted from the reverse split described above.  The amendments were effective July 23, 2010.

During 2010, the Company issued shares of common stock in the following transactions:

•
On April 12, 2010, we issued 7,000 shares (post-split) of common stock to Darryl Reed for $35,000, or $0.005 per share, which was the market price on the date of issuance. Mr. Reed is our chairman and chief executive officer. Mr. Reed paid for the shares by crediting the purchase price against amounts owed him for compensation.

•
On October 22, 2010, we issued 5,000,000 shares of common stock to Darryl Reed for $50,000, or $0.01 per share, which was the agreed value of the services because of the absence of a reliable market price for our common stock on the date of issuance Mr. Reed is our chairman and chief executive officer. Mr. Reed paid for the shares by crediting the purchase price against amounts owed him for compensation.

•
On October 22, 2010, we issued 4,900,000 shares of common stock to Joel Sens for $49,000, or $0.01 per share, which was the agreed value of the services because of the absence of a reliable market price for our common stock on the date of issuance.. Mr. Sens is a director and officer.  The shares issued to Mr. Sens were accounted for as compensation to Mr. Sens.

•
October 22, 2010, we issued 750,000 shares of common stock to various consultants, which were valued at the market price or agreed value of the services because of the absence of a reliable market price for our common stock on the date of issuance.

•	In 2010, we issued 300,000 shares of common stock upon the exercise of options with an exercise price of $0.30 per share, and recorded the option consideration as a subscription receivable.

Options/Warrants

Transactions involving warrants issued in the years ended December 31, 2009 and 2010 are summarized below:

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2008	480	$500.00
Issued	--	--
Cancelled/Expired	--	--
Outstanding as of December 31, 2009	480	500.00
Issued	1,100,000	0.30
Exercised	300,000	0.30
Cancelled/Expired	--	--
Outstanding as of December 31, 2010	800,480	$0.60

The weighted average life of the options and warrants issued by the Company as of December 31, 2010 is set forth below.

Date of Issuance	Number of Warrants	Exercise Price	Contractual Life	Weighted Average Life
January 29, 2001	180	500.00	10 years	14.4
January 29, 2002	300	500.00	10 years	324.0
October 22, 2010	800,000	0.30	5 years	3,848,000.0
	800,480			3,848,338.40

NOTE 6 – RECLASSIFICATIONS

Certain amounts on the 2009 financial statements have been reclassified to conform with the 2010 presentation.

NOTE 7 - OIL AND NATURAL GAS PROPERTIES

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and natural gas properties when incurred. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depletion exceed the discounted future net revenues of proved oil and natural gas reserves net of deferred taxes, such excess capitalized costs are charged to expense. Beginning December 31, 2009, full cost companies use the unweighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date to calculate the future net revenues of proved reserves.

The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

NOTE 8 – SEGMENT INFORMATION

The Company has one reportable segment for the twelve-month period ended December 31, 2010 and two reportable segments for the twelve-month period ended December 31, 2009.

United Marketing Solutions was acquired on April 1, 1999.  The entity is a wholly owned subsidiary.  This subsidiary was disposed of on May 4, 2010.

Dynatech, LLC.  Dynatech, LLC began operations on June 22, 2007.  The entity is a variable interest entity for the period ending December 31, 2009.  Dynatech, LLC owns and operates a commercial building that was formerly the corporate headquarters.

The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies.  Summarized financial information concerning the Company's reporting segments for the period ending December 31, 2010 and 2009 are presented below:

Year Ended December 31, 2010	Dynatech	NGEC	Eliminations	Total
Revenue	192,500	-	-	192,500
Segment profit/(loss)	(128,066)	(1,430,863)	-	(1,558,929)
Total Assets	3,583,343	255,111	(183,630)	3,654,824

Year Ended December 31, 2009	United	Dynatech	Parent	Eliminations	Total
Revenue	2,239,871	405,693	180,000	(444,637)	2,380,927
Segment profit/(loss)	(1,860,020)	97,414	(75,280)	(30,000)	(1,867,886)
Total Assets	1,836,229	3,768,519	382,757	(2,129,794)	3,857,711

 NOTE 9 – PREFERRED STOCK

We may issue shares of preferred stock in one or more classes or series within a class as may be determined by our board of directors, who may establish the number of shares to be included in each class or series, may fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued by the board of directors may rank senior to the common stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up of us, or both. Moreover, under certain circumstances, the issuance of preferred stock or the existence of the un-issued preferred stock might tend to discourage or render more difficult a merger or other change in control.  We have designated two series of preferred stock, one for 500,000 shares that is referred to as “Callable Cumulative Convertible Preferred Stock (Series A Preferred Stock)” and the other for 500,000 shares that is referred to as “Redeemable Cumulative Convertible Preferred Stock (Series B Preferred Stock).” There are no shares outstanding of either series.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has a short term obligation to Capital Home Remodeling, LLC for $10,000.  Capital Home Remodeling, LLC is owned by Darryl Reed, our chief executive officer.

The Company leases its office space from Capital Home Remodeling, LLC.

In the first quarter of 2010, the Company terminated operations at its United Marketing Solutions, Inc. (“United”) subsidiary as a result of continued operating losses, and litigation with its franchisees and vendors, as disclosed in its Form 10-K for the year ended December 31, 2009.  On May 4, 2010, the Company conveyed its interest in United to Direct Mail Group, LLC for $10.  At the time of the conveyance, United had no active business and had lawsuits, judgments and other liabilities in excess of its assets.  Direct Mail Group, LLC is owned by Darryl Reed, our chief executive officer.

On May 4, 2010, United conveyed to the Company its 35% interest in Dynatech, LLC, which owns a commercial property located at 7644 Dynatech Court, Springfield, Virginia 22135 (the “Property”).  The Property was subject to a first mortgage of $3,700,000 and was recently appraised at $5,000,000.  United had previously borrowed $500,000 from Virginia Commerce Bank, and Dynatech, LLC had allowed United to secure the loan with a second mortgage against the Property.  As a result of the loan United no longer had any equity in Dynatech, LLC.  In the transaction, the Company paid United $10.

On April 12, 2010, we issued 7,000 shares (post-split) of common stock to Darryl Reed for $35,000, or $0.005 per share, which was the market price on the date of issuance. Mr. Reed is our chairman and chief executive officer. Mr. Reed paid for the shares by crediting the purchase price against amounts owed him for compensation.

On March 25, 2010, we loaned $125,000 to Seawright Holdings, Inc. (“Seawright”) pursuant to a promissory note that bears interest at 6% per annum, and is payable in full 24 months after the date of the note. The loan proceeds were used by Knox County Minerals, LLC (“Knox Minerals”), a subsidiary of Seawright, to pay the down payment on an option to purchase the oil and gas mineral rights under 6,615 acres of land in Knox County, Kentucky for $1,575,000.  On April 16, 2010, Knox Minerals assigned its rights under the option agreement to the Company.  A portion of the consideration for the assignment was a promissory note payable by the Company to Knox Minerals in the amount of $600,000 payable with interest at the rate of 6% per annum five years after the date of the note.  The parties agreed that the promissory note would be secured by the oil and gas properties in the event we completed the purchase of the properties, which we did not do. Joel Sens is the principal shareholder and sole director and officer of Seawright.  At the time both notes were issued, Mr. Sens was not an officer, director or shareholder of the Company.  After April 16, 2010, Mr. Sens became an officer and director of the Company.

On October 22, 2010, we issued 5,000,000 shares of common stock to Darryl Reed for $50,000, or $0.01 per share, which was the par value of the stock. Mr. Reed is our chairman and chief executive officer. Mr. Reed paid for the shares by crediting the purchase price against amounts owed him for compensation.

On October 22, 2010, we issued 4,900,000 shares of common stock to Joel Sens for $49,000, or $0.01 per share, which was the par value of the stock. Mr. Sens is a director and officer.  The shares issued to Mr. Sens were accounted for as compensation to Mr. Sens.

NOTE 11 – OPTIONS TO PURCHASE MINERAL RIGHTS

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

On March 25, 2010, we loaned $125,000 to Seawright Holdings, Inc. (“Seawright”) pursuant to a promissory note that bears interest at 6% per annum, and is payable in full 24 months after the date of the note. The loan proceeds were used by Knox County, a subsidiary of Seawright, to pay the down payment under the Purchase Option.

The Company paid $25,000 to extend the deadline to close for thirty days, but did not close by the extended closing deadline, which has expired.

NOTE 12 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the year ended December 31, 2010 and 2009, the Company has incurred operating losses of $1,523,057 and $1,867,886, respectively. In addition, the Company has a deficiency in stockholder’s equity of $11,402,097 and $9,879,038 at December 31, 2010 and 2009, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 13 – SUBSEQUENT EVENTS

Acquisition of Knox Gas, LLC

On March 22, 2011, the Company purchased all of the membership interests of Knox Gas, LLC for $500,000.  The purchase price is payable pursuant to two promissory notes in the amount of $250,000 each that are payable to Joel Sens and Barbara Reed.  Mr. Sens is an officer and director of the Company.  Ms. Reed is the spouse of Darryl Reed, who is an officer and director of the Company.

 Knox Gas, LLC owns a lease of 100 acres, which contains five drilled wells; a lease of 20.2 acres, which contains two drilled wells; a lease of 700 acres which contains no wells, and a lease of 400 acres, which contains three drilled wells.  The properties have been appraised at $624,360 by an independent valuation firm.

Disposition of Interest in Dynatech, LLC

On March 22, 2011, the Company conveyed its 35% interest in Dynatech, LLC to Darryl Reed, the Company’s chief executive officer, for $10.  At the time of the conveyance, Dynatech’s only asset was an office building in Virginia.  The office building’s principal tenant was United Marketing Solutions, Inc., which went out of business in early 2010, and its other tenants had vacated the premises as well.  As a result of the loss of tenants, Dynatech was unable to pay the mortgages on the property.  As of the Company’s December 31, 2010 financial statements, the building had a book value of $3,395,247 and was subject to indebtedness of $3,700,000, plus accrued interest, plus cross collateralization of $500,000.

Issuance of Shares

On April 28, 2011, the Company issued 400,000 shares of common stock to two consultants.