Form 10-Q
period 2011-03-31
NEXT GENERATION ENERGY CORP.
filed 2011-05-27
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  As of May 20, 2011 there were 11,369,433 shares of common stock, $0.01 par value issued and outstanding.

NEXT GENERATION ENERGY CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

	(unaudited)	(audited)
	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Prepaid expenses and other current assets	$30,950	$32,530
Total current assets	30,950	32,530

OIL AND GAS PROPERTIES (FULL COST METHOD):
Evaluated	500,000	-
Gross oil and gas properties	500,000	-

Less – accumulated depletion	-	-

Net oil and natural gas properties	500,000	-

OTHER ASSETS:
Note receivable	132,644	130,795

Total other assets	132,644	130,795

TOTAL ASSETS	$663,594	$163,325

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$142,426	$114,502
Cash overdraft	103	93
Net assets available for disposal	-	397,029
Accrued expenses	564,142	534,295
Accrued interest payable	44,712	35,835
Derivative liability	65,616	77,945
Note payable, net of debt discount	134,384	122,055
Total current liabilities	951,383	1,281,754

Long term debt, less current maturities:
Notes payable with interest	600,000	600,000
Notes payable – related parties	500,000	-
Total long term liabilities	1,100,000	600,000

Total liabilities	2,051,383	1,881,754

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 10,969,433 shares issued and outstanding	109,694	109,694
Preferred stock Series A, $0.001 par value, 500,000
shares authorized, zero issued and outstanding	-	-
Preferred stock Series B, $0.001 par value, 500,000
Shares authorized, zero issued and outstanding	-	-
Stock subscription receivable	(60,000)	(60,000)
Additional paid in capital	10,216,054	9,735,444
Accumulated deficit	(11,653,537)	(11,503,567)
Total stockholders' equity	(1,387,789)	(1,718,429)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$663,594	$163,325

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Three months ended March 31,
	2011	2010
OPERATING EXPENSES:
Administrative	69,015	52,831
Total operating expenses	69,015	52,831

(LOSS) FROM OPERATIONS	(69,015)	(52,831)

OTHER EXPENSES:
Gain on derivative adjustment	12,329
Interest expense, net	(26,106)	(60)

Total other expenses	(13,777)	(60)

Net Income (loss) before income taxes	(82,792)	(53,891)

Provision for income taxes	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(82,792)	$(52,891)

GAIN/(LOSS) FROM DISCONTINUED OPERATIONS	(67,178)	23,054

NET (LOSS)	$(149,970)	(29,837)

Net (loss) per common share-basic (Note A)	$(0.02)	$(2.41)

Net Loss per common stock-assuming fully diluted (Note A)	(see Note A )	(see Note A )

Weighted average number of common shares outstanding-basic	10,969,343	12,373

Weighted average number of common shares outstanding-fully diluted	(see Note A )	(see Note A )

See the accompanying notes to the unaudited financial statements.

Next Generation Energy Corporation Statements of Stockholders’ Equity

	Common Stock		Stock Sub.	Additional Paid In Capital
					Accum.
	Shares	Amount	Rec.		Deficit	Total

Balance December 31, 2010	10,969,433	$109,694	$(60,000)	$9,735,444	$(11,503,567)	$(1,718,429)

Stock options issued	-	-	-	16,403	-	16,403

Gain on disposal of subsidiary	-	-	-	464,207	-	464,207

Net loss	-	-	-	-	(149,970)	(149,970)

Balance March 31, 2011	10,969,433	$109,694	$(60,000)	$10,216,054	$(11,653,537)	$(1,387,789)

See the accompanying notes to the unaudited financial statements.

Next Generation Energy Corporation Statements of Cash Flows For The Three Month Periods Ended March 31, 2011 and 2010
	(Unaudited)	(Unaudited)
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(149,970)	$(29,837)
Gain on disposal of subsidiary	464,207	-
Amortization of debt discount	12,329	-
(Gain) on derivative adjustment	(12,329)	-
Issuance of stock options	16,403	-
Adjustments to reconcile net income to net cash Provided by operating activities:
Increase (decrease) in assets
Prepaid expenses and other current assets	1,580	-
Note receivable- accrued interest	1,850
Increase (decrease) in liabilities
Accounts payable	27,925	1,000
Accrued interest	8,877	-
Accrued expenses	29,847	-
Net assets available for disposal	(397,029)	(19,835)

Net cash flows provided (used) by operating activities	(10)	48,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and natural gas properties	(500,000)	-

Net cash flows (used) by investing activities	(500,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable – related parties	500,000	-
Notes payable	-	50,000

Net cash flows provided by financing activities	500,000	50,000

NET INCREASE (DECREASE) IN CASH	(10)	1,328

CASH, BEGINNING OF PERIOD	(93)	509

CASH, END OF PERIOD	$(103)	$1,837

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$60

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011 (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Next Generation Energy Corporation was incorporated in the State of Nevada in November 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April 1997 and an official name change to Next Generation Energy Corporation in July 2010.  The Company is an independent oil and natural gas company engaged in the exploration, development, and production of predominantly natural gas properties located onshore in the United States.  In March 2011, the Company acquired 1,220 acres of mineral leases in Knox County, Kentucky, containing 10 shut-in wells, and is in the process of investigating other acquisitions of oil and gas properties in the same area.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES - continued

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

Gas and Oil Properties

The Company will follow the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company’s unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proven natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in natural gas and oil properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At March 31, 2011, the Company had completed the acquisition of 1,220 acres of mineral leases containing 10 shut-in well sin Knox County, Kentucky.  Decreases in market prices, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments.

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

Depletion

Oil and gas producing property costs are amortized using the unit of production method.  The Company did not record any amortization expense in the three months ended March 31, 2011.

NOTE A - SUMMARY OF ACCOUNTING POLICIES - continued

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three months ended March 31, 2011 and 2010.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations $0 and $0 as advertising costs for the three months ended March 31, 2011 and 2010, respectively.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES - continued

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2011 and 2010 was $16,403 and $0, respectively.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three month periods ended March 31, 2011 and 2010 was 10,969,343 and 12,373.  The diluted weighted average shares outstanding for the three month periods ended March 31, 2011 and 2010 was 12,456,516 and 12,853. In determining the number of shares used in computing diluted loss per share for the three month periods ended March 31, 2011 and 2010, common stock equivalents derived from shares issuable from the exercise of stock options are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company had a net loss from operations of ($149,970), during the three month period ended March 31, 2011.  The Company's total liabilities exceeded its total assets by $1,387,789 as of March 31, 2011.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES - continued

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES - continued

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

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - NOTES PAYABLE

Notes payable at March 31, 2011 and December 31, 2010 consists of the following:

	March 31, 2011	December 31, 2010 (1)

Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2011 plus accrued interest. The note is convertible to common stock and is shown net of debt discount. The note is secured by certain oil and gas rights owned by Knox Gas, LLC, a subsidiary of the Company.	134,384	122,055

Note payable-Knox County, LLC, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in March 2015	600,000	600,000

Notes payable-Joel Sens and Barbara Reed, bearing interest at 6% per annum, all principle and accrued interest is payable at maturity on February 21, 2016,	500,000	-

Total notes payable	1,234,384	722,055

Less: current maturities	134,384	122,055

Long term portion	$1,100,000	$600,000

(1)	Notes payable at December 31, 2010 have been restated to eliminate notes payable of Dynatech, LLC, a partially owned subsidiary that was sold in March 2011.

NOTE C – OPTIONS

Non-Employee Stock Options

The weighted average remaining contractual life of the options and warrants issued by the Company as of March 31, 2011 is set forth below:

Date of Issuance	Number of Options/Warrants	Exercise Price	Contractual Life	Weighted Average Remaining Contractual Life (Years)
January 29, 2002	300	500.00	10 years	0.78
October 22, 2010	800,000	0.30	5 years	4.56
March 30, 2011	200,000	0.30	5 years	5.00
	1,000,300			4.65

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	800,480	$0.60
Granted	200,000	0.30
Exercised	-	-
Canceled or expired	180	$500.00
Outstanding at March 31, 2011	1,000,300	$0.45

Total stock-based compensation expense recognized by us for the three months ended March 31, 2011 attributable to the issuance of options was $16,403. The weighted-average significant assumptions used to determine the fair those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.29%
Expected stock price volatility	22.79%
Expected dividend payout	0%
Expected option life (in years)	5 years
Common share price	$0.32

NOTE D - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  Management has provided a valuation allowance for the total net deferred tax assets as of March 31, 2011, as they believe it is more likely than not that the entire amount of deferred assets will not be realized.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized in the near future.

NOTE E – COMMON STOCK

At March 31, 2011, the Company's authorized capital stock was 50,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 10,969,433 shares of common stock, and no shares of preferred stock.

On May 18, 2010, the Company affected a 1 for 1,000 reverse split of its common stock.  All share amounts for 2010 have been adjusted to give effect to the reverse split.

NOTE F – ACQUISITION OF ASSETS

On March 22, 2011, the Company purchased all of the membership interests of Knox Gas, LLC for $500,000.  The purchase price is payable pursuant to two promissory notes in the amount of $250,000 each that are payable to Joel Sens and Barbara Reed.  Mr. Sens is an officer and director of the Company.  Ms. Reed is the spouse of Darryl Reed, who is an officer and director of the Company.

Knox Gas, LLC owns a lease of 100 acres, which contains five drilled wells; a lease of 20.2 acres, which contains two drilled wells; a lease of 700 acres which contains no wells, and a lease of 400 acres, which contains three drilled wells.  The properties have been appraised at $624,360 by an independent valuation firm.  Prior to the Company’s acquisition of Knox Gas, LLC, Knox Gas, LLC had agreed to guarantee a loan obtained by the Company in July 2011 in the amount of $150,000, and pledged its interest in the wells to secure the guarantee.

NOTE G – DISPOSAL OF ASSETS

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. As of March 31, 2011, the Company recognized a discount to the notes in the amount of $50,000. The note discount is being amortized over the maturity period of the note. As of March 31, 2011, the Company had recognized a total of $34,384 of the discount, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to Derivative Liability and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being one year, as interest expense. During the three months ended March 31, 2011 the Company recognized $12,329 of amortization as interest expense and an equivalent gain in the derivative adjustment.

NOTE H – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three month period ended March 31, 2011, the Company incurred an operating loss of $69,015. In addition, the Company has a deficiency in stockholder’s equity of ($1,387,789) and ($1,718,429) at March 31, 2011 and December 31, 2010, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

NOTE I – RELATED PARTY TRANSACTIONS

On April 28, 2011, the Company issued 400,000 shares of common stock to two consultants.

The Company has a short term obligation to Capital Home Remodeling, LLC for $10,000.  Capital Home Remodeling, LLC is partially owned by Darryl Reed, our chief executive officer.  The Company leases its office space from Capital Home Remodeling, LLC.

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

NOTE J - SUBSEQUENT EVENTS

On April 28, 2011, the Company issued 400,000 shares of common stock to two consultants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

General Overview

During the quarter ended March 31, 2010, the Company decided to cease operations at its United Marketing Solutions, Inc. subsidiary because of continued operating losses and the termination of all franchise relationships.  As a result of the termination of operations, the Company decided to dispose of United Marketing Solutions, Inc.  Accordingly, in 2010 the results of United Marketing Solutions, Inc. are presented separately on the consolidated income statement as discontinued operations, and its net assets are presented separately on the consolidated balance sheet as net assets of discontinued operations held for sale.  In late 2010, we lost all of our tenants in our rental real estate, and therefore decided to dispose of it in the first quarter of 2011.  Accordingly, in 2010 and 2011 the results of our real estate operations are presented separately on the consolidated income statement as discontinued operations, and its net assets are presented separately on the consolidated balance sheet as net assets of discontinued operations available for disposal.

Since termination of operations at United Marketing Solutions, Inc., the Company has decided to acquire a portfolio of properties that contain valuable natural resources, such as natural gas, oil and coal.  The Company’s strategy is to acquire properties that are distressed, undervalued or underutilized at prices it believes are below fair market value. The Company will then provide long term leases to leading natural gas, oil field development firms and coal extractors (lessees) to efficiently extract the resources while Company focuses on growing its portfolio of properties.  In the quarter ended March 31, 2011, the Company acquired its first collection of oil and gas leases in Knox County, Kentucky.

Results of Operations

During the three month periods ended March 31, 2011 and 2010, the Company's revenues were $0.  In early 2010, we terminated operations at our United Marketing Solutions, Inc. subsidiary.  In late 2010, we lost all of our tenants in our rental real estate, and therefore decided to dispose of it in the first quarter of 2011.  In 2010, we decided to go into the business of acquiring oil and gas properties, but only made our first acquisition of non-revenue producing properties in the first quarter of 2011.  Revenues in the three months ended March 31, 2011 are not reflective of revenues in the future, since we only begun to acquire oil and gas properties in that period.

Total operating expenses were $69,015 for the three months ending March 31, 2011 compared to $52,831 for the three months ending March 31, 2010.  As a result, the Company had operating losses of ($69,015) and ($52,831) in the three months ended March 31, 2011 and 2010, respectively.

In the three months ended March 31, 2011 and 2010, the Company recorded other income (expense) of ($13,777) and ($60), respectively.  The significant increase in other expense in 2011 as compared to 2010 was attributable interest expense attributable to loans obtained in 2010.

The Company realized a net loss for the three months ended March 31, 2011 of ($149,970) as compared to a net loss of ($29,837) in the three months ended March 31, 2010.

Liquidity and Sources of Capital

The Company's balance sheet as of March 31, 2011 reflects current assets of $30,950, current liabilities of $951,383 and a working capital deficit of $920,433.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the three months ended March 31, 2011, and have no revenues for 2011.  These factors create an uncertainty about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Darryl Reed, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEXT GENERATION ENERGY CORP.
Date: May 26, 2011	/s/ Darryl Reed
By: Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation, under the name Micro Tech Industries, Inc. (incorporated by reference to the Company’s annual report on Form 10KSB filed on April 15, 1998)

3.2	Amendment to the Articles of Incorporation (incorporated by reference to the Company’s quarterly report filed on Form 10 Q filed on May 15, 1997)

3.3	Certificate of Change filed May 5, 2010 (incorporated by reference to the Form 8-K filed May 7, 2010)

3.4	Amendment to the Articles of Incorporation filed July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

3.5	Amended and Restated Bylaws (incorporated by reference to the Company’s annual report on Form 10KSB filed on November 12, 1999)

3.6	Amendment to Bylaws (incorporated by reference to the Form 8-K filed May 7, 2010)

10.1	Promissory Note dated April 16, 2010 between Next Generation Media Corp. and Knox County Minerals, LLC (incorporated by reference to the Form 8-K filed May 7, 2010)

10.2	Real Estate Mortgage dated April 16, 2010 between Next Generation Media Corp. and Knox County Minerals, LLC (incorporated by reference to the Form 8-K filed May 7, 2010)

10.3	Convertible Debenture Purchase Agreement by and among Next Generation Media Corp., Forge, LLC and Knox Gas, LLC dated July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

10.4	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.5	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.6	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.7	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.8	Promissory Note in the amount of $250,000 payable to Barbara Reed (incorporated by reference to Form 8-K filed March 23, 2011)

10.9	Promissory Note in the amount of $250,000 payable to Joel Sens (incorporated by reference to Form 8-K filed March 23, 2011)

10.10
Promissory Note dated March 25, 2010 payable by Seawright Holdings, Inc. to Next Generation Media Corporation in the principal amount of $125,000 (incorporated by reference to Form 10-K filed May 16, 2011)

11**	Statement re earnings per share

14	Code of Business Conduct and Ethics (incorporated by reference to Form 10-K filed May 16, 2011)

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith.
**         Included within financial statements.