Form 10-Q
period 2011-06-30
NEXT GENERATION ENERGY CORP.
filed 2011-08-19
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes  ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐  Yes  ☒   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  As of August 16, 2011 there were 12,069,433 shares of common stock, $0.01 par value issued and outstanding.

NEXT GENERATION ENERGY CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
	(unaudited)	(audited)
	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$35,130	$-
Prepaid expenses and other current assets	29,665	32,530
Total current assets	64,795	32,530

OIL AND GAS PROPERTIES (FULL COST METHOD):
Mineral rights	30,745
Evaluated	500,000	-
Gross oil and gas properties	530,745	-

Less – accumulated depletion	-	-

Net oil and natural gas properties	530,745	-

OTHER ASSETS:
Note receivable	134,534	130,795

Total other assets	134,534	130,795

TOTAL ASSETS	$730,074	$163,325

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$252,038	$114,502
Accounts payable – related parties	65,628	-
Cash overdraft	-	93
Net assets available for disposal	-	397,029
Accrued expenses	610,392	534,295
Accrued interest payable	5,109	5,063
Derivative liability	-	77,945
Note payable	35,000	-
Note payable, net of debt discount	150,000	122,055
Total current liabilities	1,118,167	1,250,982

Long term debt, less current maturities:
Accrued interest payable – related parties	59,408	30,772
Notes payable	600,000	600,000
Notes payable – related parties	500,000	-
Total long term liabilities	1,159,408	630,772

Total liabilities	2,277,575	1,881,754

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS - continued
JUNE 30, 2011 AND DECEMBER 31, 2010
(continued)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 12,069,433 shares issued and outstanding	120,694	109,694
Preferred stock Series A, $0.001 par value, 500,000
shares authorized, zero issued and outstanding	-	-
Preferred stock Series B, $0.001 par value, 500,000
Shares authorized, zero issued and outstanding	-	-
Stock subscription receivable	(92,000)	(60,000)
Additional paid in capital	10,541,055	9,735,444
Accumulated deficit	(12,117,250)	(11,503,567)
Total stockholders' equity	(1,547,501)	(1,718,429)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$730,074	$163,325

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Three months ended June 30,

	2011	2010
OPERATING EXPENSES:
Administrative	488,476	63,040
Total operating expenses	488,476	63,040

(LOSS) FROM OPERATIONS	(488,476)	(63,040)

OTHER INCOME AND EXPENSES:
Gain on derivative adjustment	50,000	-
Interest expense, net	(25,236)	-
Total other income and expenses	24,764	-

Net (loss) before income taxes	(463,712)	(63,040)

Provision for income taxes	-	-

NET (LOSS) FROM CONTINUING OPERATIONS	$(463,712)	$(63,040)

GAIN FROM DISCONTINUED OPERATIONS	-	1,617,403

NET INCOME/(LOSS)	$(463,712)	1,554,363

Net income/(loss) per common share-basic (Note A)	$(0.01)	$0.09

Net income/(loss) per common stock-assuming fully diluted (Note A)	(see Note A)	$ 0.06

Weighted average number of common shares outstanding-basic	11,555,153	16,667,000

Weighted average number of common shares outstanding-fully diluted	(see Note A)	24,647,689

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Six months ended June 30,
	2011	2010
OPERATING EXPENSES:
Administrative	557,492	115,931
Total operating expenses	557,492	115,931

(LOSS) FROM OPERATIONS	(557,492)	(115,931)

OTHER INCOME AND EXPENSES:
Gain on derivative adjustment	62,329	-
Interest expense, net	(51,342)	-
Total other income and expenses	10,987	-

Net (loss) before income taxes	(546,505)	(115,931)

Provision for income taxes	-	-

NET (LOSS) FROM CONTINUING OPERATIONS	$(546,505)	$(115,931)

GAIN/(LOSS) FROM DISCONTINUED OPERATIONS	(67,178)	1,647,583

NET INCOME/(LOSS)	$(613,683)	1,531,652

Net income/(loss) per common share-basic (Note A)	$(0.05)	$0.11

Net Loss per common stock-assuming fully diluted (Note A)	(see Note A)	$ 0.06

Weighted average number of common shares outstanding-basic	11,330,295	14,532,000

Weighted average number of common shares outstanding-fully diluted	(see Note A)	24,645,554

See the accompanying notes to the unaudited financial statements.

Next Generation Energy Corporation Statements of Stockholders’ Equity
			Stock	Additional
	Common Stock		Sub.	Paid In	Accum.
	Shares	Amount	Rec.	Capital	Deficit	Total

Balance December 31, 2010	10,969,433	$109,694	$(60,000)	$9,735,444	$(11,503,567)	$(1,718,429)

Shares issued for compensation	200,000	2,000	-	62,000	-	64,000

Shares issued to consultants	900,000	9,000	(32,000)	263,000	-	240,000

Stock options issued	-	-	-	16,403	-	16,403

Gain on disposal of subsidiary	-	-	-	464,207	-	464,207

Net loss	-	-	-	-	(613,683)	(309,682)

Balance June 30, 2011	12,069,433	$120,694	$(92,000)	$10,541,055	$(12,117,250)	$(1,547,501)

See the accompanying notes to the unaudited financial statements.

Next Generation Energy Corporation Statements of Cash Flows For The Six Month Periods Ended June 30, 2011 and 2010
	(Unaudited)	(Unaudited)
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(613,683)	$1,531,652
Gain on disposal of subsidiary	67,178	-
(Gain) on derivative adjustment	(77,945)	-
Shares issued for compensation	64,000	-
Shares issued to consultants	240,001	-
Issuance of stock options	16,403	-
Adjustments to reconcile net income to net cash Provided by operating activities:
Increase (decrease) in assets
Prepaid expenses and other current assets	2,865	-
Note receivable	(3,739)	-
Lease rights	(30,745)	-
Increase (decrease) in liabilities
Accounts payable	137,536	71,986
Accounts payable - related	65,628	-
Cash overdraft	(93)	-
Accrued interest	46	-
Accrued interest – related parties	28,636	-
Accrued expenses	76,097	-
Net assets available for disposal	-	(1,688,977)

Net cash flows provided (used) by operating activities	(27,815)	(85,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and natural gas properties	(500,000)	-

Net cash flows (used) by investing activities	(500,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issuance	-	35,000
Notes payable – related parties	500,000	-
Notes payable	62,945	50,000

Net cash flows provided by financing activities	562,945	85,000

NET INCREASE (DECREASE) IN CASH	35,130	(339)

CASH, BEGINNING OF PERIOD	-	509

CASH, END OF PERIOD	$35,130	$170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011 (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

Depletion

Oil and gas producing property costs are amortized using the unit of production method.  The Company did not record any amortization expense in the three and six month periods ended June 30, 2011 and 2010.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three and six month periods ended June 30, 2011 and 2010.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations $0 and $48,618 as advertising costs for the three and six month periods ended June 30, 2011, respectively.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the three and six month periods ended June 30, 2011 was $16,403 and $80,403, respectively.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three and six month periods ended June 30, 2011 was 11,555,343 and $11,330,295, respectively.  The diluted weighted average shares outstanding for the three and six month periods ended June 30, 2011 was 13,051,256 and 12,673,253. In determining the number of shares used in computing diluted loss per share for the three and six month periods ended June 30, 2011, common stock equivalents are derived from shares issuable from the exercise of stock options and conversion of stock from convertible debt.

Liquidity

As shown in the accompanying financial statements, the Company had a net loss of ($463,712) and ($613,683) during the three and six month periods ended June 30, 2011.  The Company's total liabilities exceeded its total assets by $1,547,501 as of June 30, 2011.

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

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - NOTES PAYABLE

Notes payable at June 30, 2011 and December 31, 2010 consists of the following:

	June 30, 2011	December 31, 2010 (1)

Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2011 plus accrued interest. The note is convertible to common stock and is shown net of debt discount. The note is secured by certain oil and gas rights owned by Knox Gas, LLC, a subsidiary of the Company.	150,000	122,055

Note payable – Asher Enterprises, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in March 2012	35,000	-

Note payable-Knox County, LLC, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in March 2015	600,000	600,000

Notes payable-Joel Sens and Barbara Reed, bearing interest at 6% per annum, all principle and accrued interest is payable at maturity on February 21, 2016,	500,000	-

Total notes payable	1,285,000	722,055

Less: current maturities	185,000	122,055

Long term portion	$1,100,000	$600,000

(1)	Notes payable at December 31, 2010 have been restated to eliminate notes payable of Dynatech, LLC, a partially owned subsidiary that was sold in March 2011.

NOTE C – OPTIONS

Non-Employee Stock Options

The weighted average remaining contractual life of the options and warrants issued by the Company as of June 30, 2011 is set forth below:

Date of Issuance	Number of Options/Warrants	Exercise Price	Contractual Life	Weighted Average Remaining Contractual Life (Years)
January 29, 2002	300	500.00	10 years	0.53
October 22, 2010	800,000	0.30	5 years	4.31
March 30, 2011	200,000	0.30	5 years	4.75
	1,000,300			4.40

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	800,480	$0.41
Granted	200,000	0.30
Exercised	-	-
Canceled or expired	180	$500.00
Outstanding at June 30, 2011	1,000,300	$0.30

Total stock-based compensation expense recognized by us for the three and six month periods ended June 30, 2011 attributable to the issuance of options was $16,403 for both periods, respectively. The weighted-average significant assumptions used to determine the fair those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate	1.47%
Expected stock price volatility	22.79%
Expected dividend payout	0%
Expected option life (in years)	4.4 years
Common share price	$0.30

NOTE D - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  Management has provided a valuation allowance for the total net deferred tax assets as of June 30, 2011, as they believe it is more likely than not that the entire amount of deferred assets will not be realized.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized in the near future.

NOTE E – COMMON STOCK

At June 30, 2011, the Company's authorized capital stock was 50,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 12,469,433 shares of common stock, and no shares of preferred stock.

On May 18, 2010, the Company affected a 1 for 1,000 reverse split of its common stock.  All share amounts for 2010 have been adjusted to give effect to the reverse split.

During the six months ended June 30, 2011, the Company issued 1,100,000 shares for compensation.

NOTE F – ACQUISITION OF ASSETS

On March 22, 2011, the Company purchased all of the membership interests of Knox Gas, LLC for $500,000.  The purchase price is payable pursuant to two promissory notes in the amount of $250,000 each that are payable to Joel Sens and Barbara Reed.  Mr. Sens is an officer and director of the Company.  Mrs. Reed is the spouse of Darryl Reed, who is an officer and director of the Company.

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

NOTE H - CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Convertible Promissory Note on July 23, 2010. The Convertible Note accrues interest at 18% per annum which is payable and due quarterly, and matures on July 23, 2011. The note holders have the option to convert any unpaid note principal and accrued interest to the Company's common stock at a rate of 75% of the average closing price of the last ten days of trading any time after the issuance date of the note.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. As of June 30, 2011, the Company recognized a discount to the notes in the amount of $0, as the beneficial conversion feature of the note of zero value. During the three months ended June 30, 2011 the Company recognized $50,000 as a gain in the derivative adjustment.

NOTE I – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three and six month periods ended June 30, 2011, the Company incurred an operating loss of ($484,476) and ($657,492). In addition, the Company has a deficiency in stockholder’s equity of ($1,547,501) and ($1,718,429) at June 30, 2011 and December 31, 2010, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

NOTE J – RELATED PARTY TRANSACTIONS

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

NOTE K- SUBSEQUENT EVENTS

On July 23, 2011, a loan in the amount of the $150,000 matured, and we did not pay it on that date.  We plan to continue paying interest in the loan, and expect to negotiate an extension of the maturity date.

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

Results of Operations

During the three and six month periods ended June 30, 2011 and 2010, the Company's revenues were $0.  In early 2010, we terminated operations at our United Marketing Solutions, Inc. subsidiary.  In late 2010, we lost all of our tenants in our rental real estate, and therefore decided to dispose of it in the first quarter of 2011.  In 2010, we decided to go into the business of acquiring oil and gas properties, but only made our first acquisition of non-revenue producing properties in the first quarter of 2011.  Revenues in the three and six months ended June 30, 2011 are not reflective of revenues in the future, since we only begun to acquire oil and gas properties in that period.

During the three months ending June 30, 2011, our operating expenses were $488,476, as compared to $63,040 for the three months ending June 30, 2010.  As a result, the Company had operating losses of ($488,476) and ($63,040) in the three months ended June 30, 2011 and 2010, respectively.  Our operating expenses increased in 2011 as compared to 2010 as a result of greater expenditures and use of consultants relating to our entry into the oil and gas business.

During the six months ending June 30, 2011, our operating expenses were $557,492, as compared to $115,931 for the six months ending June 30, 2010.  As a result, the Company had operating losses of ($557,492) and ($115,931) in the six months ended June 30, 2011 and 2010, respectively.  Our operating expenses increased in 2011 as compared to 2010 as a result of greater expenditures and use of consultants relating to our entry into the oil and gas business.

In the three months ended June 30, 2011 and 2010, the Company recorded other net income (expense) of $24,764 and $0, respectively.  In the six months ended June 30, 2011 and 2010, the Company recorded other net income (expense) of $10,987 and $0, respectively.  The significant increase in net other income (expense) in 2011 as compared to 2010 was attributable to a gain on a derivative adjustment in 2011, offset by interest expense attributable to loans obtained in 2010.

The Company realized a net loss for the three months ended June 30, 2011 of ($463,712) as compared to a net income of $1,554,363 in the three months ended June 30, 2010.  The Company realized a net loss for the six months ended June 30, 2011 of ($613,683) as compared to a net income of $1,531,652 in the six months ended June 30, 2010.

 Liquidity and Sources of Capital

The Company's balance sheet as of June 30, 2011 reflects current assets of $64,795, current liabilities of $1,118,167 and a working capital deficit of ($1,053,372).

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the three and six months ended June 30, 2011, and have no revenues for 2011.  These factors create an uncertainty about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Darryl Reed, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On July 23, 2011, a loan in the amount of the $150,000 matured, and we did not pay it on that date.  We plan to continue paying interest in the loan, and expect to negotiate an extension of the maturity date.

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

NEXT GENERATION ENERGY CORP.
Date: August 19, 2011	/s/ Darryl Reed
By: Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)