Form 10-Q
period 2011-09-30
NEXT GENERATION ENERGY CORP.
filed 2011-11-21
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

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
 ☐  Yes  ☒   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  As of November 1, 2011 there were 32,369,433 shares of common stock, $0.01 par value issued and outstanding.

NEXT GENERATION ENERGY CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS
September 30, 2011 AND DECEMBER 31, 2010

	(unaudited)	(audited)
	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$13,470	$-
Prepaid expenses and other current assets	17,245	32,530
Total current assets	30,715	32,530

OIL AND GAS PROPERTIES (FULL COST METHOD):
Mineral rights	30,269
Evaluated	500,000	-
Gross oil and gas properties	530,269	-

Less – accumulated depletion	-	-

Net oil and natural gas properties	530,269	-

OTHER ASSETS:
Note receivable – related party	136,425	130,795

Total other assets	136,425	130,795

TOTAL ASSETS	$697,409	$163,325

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$120,809	$114,502
Accounts payable – related parties	184,083	-
Cash overdraft	-	93
Net assets available for disposal	-	397,029
Accrued expenses	44,847	534,295
Accrued interest payable	6,326	5,063
Derivative liability	50,000	77,945
Notes payable – current portion	238,000	-
Total current liabilities	644,065	1,128,927

Long term debt, less current maturities:
Accrued interest payable – related parties	10,685	30,772
Notes payable	-	600,000
Notes payable – related parties	500,000	-
Total long term liabilities	510,685	630,772

Total liabilities	1,154,750	1,881,754

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS - continued
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(continued)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 32,069,433 and 10,969,433 shares issued and outstanding, respectively	323,694	109,694
Preferred stock Series A, $0.001 par value, 500,000
shares authorized, zero issued and outstanding	-	-
Preferred stock Series B, $0.001 par value, 500,000
Shares authorized, zero issued and outstanding	-	-
Stock subscription receivable	(92,000)	(60,000)
Additional paid in capital	11,620,555	9,735,444
Accumulated deficit	(12,309,590)	(11,503,567)
Total stockholders' equity	(457,341)	(1,718,429)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$697,409	$163,325

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three months ended Sept. 30,
	2011	2010
OPERATING EXPENSES:
Administrative	196,282	113,477
Total operating expenses	196,282	113,477

(LOSS) FROM OPERATIONS	(196,782)	(113,477)

OTHER INCOME AND EXPENSES:
Loss on derivative adjustment	(50,000)	-
Debt forgiveness	60,420	-
Interest expense, net	(5,979)	(53,737)
Total other income and expenses	4,441	(53,737)

Net (loss) before income taxes	(192,341)	(167,214)

Provision for income taxes	-	-

NET (LOSS) FROM CONTINUING OPERATIONS	$(192,341)	$(167,214)

(LOSS) FROM DISCONTINUED OPERATIONS	-	(84,129)

NET INCOME/(LOSS)	$(192,341)	(251,343)

Net income/(loss) per common share-basic (Note A)	$(0.01)	$(12.99)

Net income/(loss) per common stock-assuming fully diluted (Note A)	(see Note A )	(see Note A )

Weighted average number of common shares outstanding-basic	14,144,856	19,350

Weighted average number of common shares outstanding-fully diluted	(see Note A )	(see Note A )

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Nine months ended Sept. 30,
	2011	2010
OPERATING EXPENSES:
Administrative	754,273	203,232
Total operating expenses	754,273	203,232

(LOSS) FROM OPERATIONS	(754,273)	(203,232)

OTHER INCOME AND EXPENSES:
Gain on derivative adjustment	12,329	-
Debt forgiveness	60,420	-
Interest expense, net	(57,321)	(53,737)
Total other income and expenses	15,428	(53,737)

Net (loss) before income taxes	(738,845)	(256,969)

Provision for income taxes	-	-

NET (LOSS) FROM CONTINUING OPERATIONS	$(738,845)	$(256,969)

GAIN/(LOSS) FROM DISCONTINUED OPERATIONS	(67,178)	1,723,454

NET INCOME/(LOSS)	$(806,023)	1,466,485

Net income/(loss) per common share-basic (Note A)	$(0.06)	$60.18

Net Loss per common stock-assuming fully diluted (Note A)	(see Note A )	$ 0.03

Weighted average number of common shares outstanding-basic	14,334,749	24,367

Weighted average number of common shares outstanding-fully diluted	(see Note A )	51,797,513

See the accompanying notes to the unaudited financial statements.

Next Generation Energy Corporation Statements of Stockholders’ Equity

			Stock	Additional
	Common Stock		Sub.	Paid In	Accum.
	Shares	Amount	Rec.	Capital	Deficit	Total

Balance December 31, 2010	10,969,433	$109,694	$(60,000)	$9,735,444	$(11,503,567)	$(1,718,429)

Shares issued for compensation	10,500,000	105,000	-	641,500	-	746,500

Shares issued to consultants	900,000	9,000	(32,000)	263,000	-	240,000

Stock options issued	-	-	-	16,403	-	16,403

Gain on disposal of subsidiary	-	-	-	464,207	-	464,207

Shares issued for payment of notes payable	10,000,000	100,000	-	500,000	-	600,000

Net loss	-	-	-	-	(806,023)	(1,079,079)

Balance Sept. 30, 2011	32,369,433	$323,694	$(92,000)	$11,620,554	$(12,309,590)	$(457,341)

See the accompanying notes to the unaudited financial statements.

Next Generation Energy Corporation Statements of Cash Flows For The Nine Month Periods Ended September 30, 2011 and 2010
	(Unaudited)	(Unaudited)
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(806,023)	$1,466,485
Disposal of subsidiary	67,179	(1,572,271)
Derivative adjustment	(27,945)	-
Shares issued for compensation	146,500	35,000
Shares issued to consultants	240,000	-
Issuance of stock options	16,403	-
Adjustments to reconcile net income to net cash Provided by operating activities:
Increase (decrease) in assets
Prepaid expenses and other current assets	15,285	-
Increase (decrease) in liabilities
Accounts payable	6,307	82,041
Accounts payable - related	184,083	-
Cash overdraft	(93)	-
Accrued interest	1,263	68,903
Accrued interest – related parties	(20,087)	-
Accrued expenses	110,552	-

Net cash flows provided (used) by operating activities	(66,576)	60,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and natural gas properties	(30,269)	(40,000)

Net cash flows (used) by investing activities	(30,269)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes receivable	(5,630)	-
Notes payable	115,945	-

Net cash flows provided by financing activities	110,315	-

NET INCREASE (DECREASE) IN CASH	13,470	20,158

CASH, BEGINNING OF PERIOD	-	509

CASH, END OF PERIOD	$13,470	$20,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Shares issued to settle note payable	$600,000	$-
Shares issued to settle accrued expenses	$600,000	$35,000

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011 (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

Depletion

Oil and gas producing property costs are amortized using the unit of production method.  The Company did not record any amortization expense in the three and nine month periods ended September 30, 2011 and 2010.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three and nine month periods ended September 30, 2011 and 2010.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations $7,478 and $9,618 as advertising costs for the three and nine month periods ended September 30, 2011, respectively.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the three and nine month periods ended September 30, 2011 was $82,500 and $162,903, respectively.  The Company also issued shares to pay $600,000 in accrued wages to the Company’s Chief Executive Officer.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three and nine month periods ended September 30, 2011 was 14,144,856 and $14,334,749, respectively.  The diluted weighted average shares outstanding for the three and nine month periods ended September 30, 2011 was 17,729,007 and 18,376,773. In determining the number of shares used in computing diluted loss per share for the three and nine month periods ended September 30, 2011, common stock equivalents are derived from shares issuable from the exercise of stock options and conversion of stock from convertible debt.

Liquidity

As shown in the accompanying financial statements, the Company had a net loss of ($192,341) and ($806,023) during the three and nine month periods ended September 30, 2011.  The Company's total liabilities exceeded its total assets by $457,341 as of September 30, 2011.

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

In January 2010 the FASB issued Update No. 2010-06 Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The adoption of this standard did not have a material impact on its financial position, results of operations or cash flows. The Company does not expect the adoption of any accounting pronouncements issued during 2011 to have a significant effect on its consolidated financial position or results of operations.

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

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - NOTES PAYABLE

Notes payable at September 30, 2011 and December 31, 2010 consists of the following:

	Sept. 30, 2011	December 31, 2010 (1)

Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2012 plus accrued interest. The note is convertible to common stock and is shown net of debt discount. The note is secured by certain oil and gas rights owned by Knox Gas, LLC, a subsidiary of the Company.	150,000	122,055

Note payable – Asher Enterprises, bearing interest at 8.00% per annum, all principle and accrued interest is payable at maturity in March 2012.	35,000	-

Note payable – Asher Enterprises, bearing interest at 8.00% per annum, all principle and accrued interest is payable at maturity in May 2012.	53,000	-

Note payable-Knox County, LLC, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in March 2015	-	600,000

Notes payable-Joel Sens and Barbara Reed, bearing interest at 6% per annum, all principle and accrued interest is payable at maturity on February 21, 2016,	500,000	-

Total notes payable	738,000	722,055

Less: current maturities	238,000	122,055

Long term portion	$500,000	$600,000

(1)            Notes payable at December 31, 2010 have been restated to eliminate notes payable of Dynatech, LLC, a partially owned subsidiary that was sold in March 2011.

NOTE C – OPTIONS

Non-Employee Stock Options

The weighted average remaining contractual life of the options and warrants issued by the Company as of September 30, 2011 is set forth below:

Date of Issuance	Number of Options/Warrants	Exercise Price	Contractual Life	Weighted Average Remaining Contractual Life (Years)
January 29, 2002	300	500.00	10 years	0.33
October 22, 2010	800,000	0.30	5 years	4.00
March 30, 2011	200,000	0.30	5 years	4.50
	1,000,300			4.20

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	800,480	$0.41
Granted	200,000	0.30
Exercised	-	-
Canceled or expired	180	$500.00
Outstanding at September 30, 2011	1,000,300	$0.30

Total stock-based compensation expense recognized by us for the three and nine month periods ended September 30, 2011 attributable to the issuance of options was $16,403 for both periods, respectively. The weighted-average significant assumptions used to determine the fair those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate	0.72%
Expected stock price volatility	56.03%
Expected dividend payout	0%
Expected option life (in years)	4.2 years
Common share price	$0.30

NOTE D - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  Management has provided a valuation allowance for the total net deferred tax assets as of September 30, 2011, as they believe it is more likely than not that the entire amount of deferred assets will not be realized.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized in the near future.

NOTE E – COMMON STOCK

At September 30, 2011, the Company's authorized capital stock was 50,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 32,469,433 shares of common stock, and no shares of preferred stock.

During the nine months ended September 30, 2011, the Company issued shares of common stock in the following transactions:

●	10,000,000 shares of common stock to Darryl Reed, our chief executive officer, in satisfaction of $600,000 of accrued compensation;
●	900,000 shares to consultants valued at $240,000;
●	10,000,000 shares to Seawright Holdings, Inc. in satisfaction of a note payable to Seawright in the original principal amount of $600,000.

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

During the nine months ended September 30, 2011, the Company purchased four royalty interests in existing oil or gas wells on three different properties for aggregate consideration of $30,269.

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

NOTE H - CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Convertible Promissory Note in July 2010. The Convertible Note accrues interest at 18% per annum which is payable and due quarterly. The note holders have the option to convert any unpaid note principal and accrued interest to the Company's common stock at a rate of 75% of the average closing price of the last ten days of trading any time after the issuance date of the note.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. During the nine months ended September 30, 2011 the Company recognized $12,329 as a gain in the derivative adjustment.

NOTE I – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three and nine month periods ended September 30, 2011, the Company incurred an operating loss of ($192,341) and ($806,023). In addition, the Company has a deficiency in stockholder’s equity of ($457,341) and ($1,718,429) at September 30, 2011 and December 31, 2010, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

NOTE J – RELATED PARTY TRANSACTIONS

The Company has a short term obligation to Capital Home Remodeling, LLC for $21,250.  Capital Home Remodeling, LLC is partially owned by Darryl Reed, our chief executive officer.  The Company leases its office space from Capital Home Remodeling, LLC.  The company currently has a lease through November 30, 2012 for $1,300.00 per month.  To date the company has paid $8,550.00.

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

On September 22, 2011, the Company issued 10,000,000 shares of common stock to Darryl Reed, our chief executive officer in payment of accrued compensation of $600,000.  The shares were valued at the market price on the date of approval by the board of directors.

On September 22, 2011, the Company issued 10,000,000 shares of common stock to Seawright Holdings, Inc. in satisfaction of a note payable by the Company to Seawright in the original principal amount of $600,000.  Joel Sens, one of our officers and directors, is also an officer and director and significant shareholder of Seawright.  The shares were valued at the market price on the date of approval by the board of directors.

NOTE K- SUBSEQUENT EVENTS

Management has evaluated the Company’s activity since the end of the period on September 30, 2011, and in their opinion has determined that no material subsequent events occurred.

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

Since termination of operations at United Marketing Solutions, Inc., the Company has decided to acquire a portfolio of properties that contain valuable natural resources, such as natural gas, oil and coal.  The Company’s strategy is to acquire properties that are distressed, undervalued or underutilized at prices it believes are below fair market value. The Company will then provide long term leases to leading natural gas, oil field development firms and coal extractors (lessees) to efficiently extract the resources while Company focuses on growing its portfolio of properties.  In the quarter ended March 31, 2011, the Company acquired its first collection of oil and gas leases in Knox County, Kentucky.  The Company acquired additional royalty interests in four wells on three properties in the quarter ended June 30, 2011.

Results of Operations

During the three and nine month periods ended September 30, 2011 and 2010, the Company's revenues were $0.  In early 2010, we terminated operations at our United Marketing Solutions, Inc. subsidiary.  In late 2010, we lost all of our tenants in our rental real estate, and therefore decided to dispose of it in the first quarter of 2011.  In 2010, we decided to go into the business of acquiring oil and gas properties, but only made our first acquisition of non-revenue producing properties in the first quarter of 2011.  Revenues in the three and nine months ended September 30, 2011 are not reflective of revenues in the future, since we only begun to acquire oil and gas properties in that period.

During the three months ending September 30, 2011, our operating expenses were $196,782 as compared to $113,477 for the three months ending September 30, 2010.  As a result, the Company had operating losses of ($196,782) and ($113,447) in the three months ended September 30, 2011 and 2010, respectively.

During the nine months ending September 30, 2011, our operating expenses were $754,273, as compared to $203,232 for the nine months ending September 30, 2010.  As a result, the Company had operating losses of ($754,273) and ($203,232) in the nine months ended September 30, 2011 and 2010, respectively.  Our operating expenses increased in 2011 as compared to 2010 as a result of greater expenditures and use of consultants relating to our entry into the oil and gas business.

In the three months ended September 30, 2011 and 2010, the Company recorded other net income (expense) of $4,441 and ($53,737), respectively.  In the nine months ended September 30, 2011 and 2010, the Company recorded other net income (expense) of $15,428 and ($53,737), respectively.  The significant decrease in net other income (expense) in 2011 as compared to 2010 was attributable to a loss on a derivative adjustment in 2011, as well as a gain of $60,420 resulting from the waiver of accrued interest on a note payable that was settled with stock during this period.

The Company realized a net loss for the three months ended September 30, 2011 of ($192,341) as compared to a net income of ($251,343) in the three months ended September 30, 2010.  The Company realized a net loss for the nine months ended September 30, 2011 of ($806,023) as compared to a net income of $1,466,485 in the nine months ended September 30, 2010.  The net income for the nine months ended September 30, 2010 was the result of a large gain realized from the disposition of a subsidiary.

Liquidity and Sources of Capital

The Company's balance sheet as of September 30, 2011 reflects current assets of $30,715, current liabilities of $644,065 and a working capital deficit of ($613,350).

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the three and nine months ended September 30, 2011, and have no revenues for 2011.  These factors create an uncertainty about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Darryl Reed, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2011, the Company issued shares of common stock in the following unregistered transactions:

•	10,500,000 shares of common stock to Darryl Reed, our chief executive officer, in satisfaction of $746,500 of accrued compensation;
•	10,000,000 shares to Seawright Holdings, Inc. in satisfaction of a note payable to Seawright in the original principal amount of $600,000.
All of the shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

NEXT GENERATION ENERGY CORP.
Date: November 21, 2011	/s/ Darryl Reed
By: Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)