Form 10-K/A
period 2010-12-31
NEXT GENERATION ENERGY CORP.
filed 2011-12-12
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Common Stock, $0.01 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Ac.   Yes   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010 is being filed to (a) add additional information to Item 1 about certain oil and gas properties owned by Registration, (b) update certain risk factors in Item 1A relating to capital needs of the Registration’s oil and gas properties, (c) delete references to Section 27A Of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, (d) update Item 7 to reflect changes in our financial statements and add additional disclosure about our capital needs, (e) amend the biographies of our directors in Item 10, (f) amend the disclosure of related party transactions in Item 13, (g) add exhibits in Item 15, and (h) include restated financial statements for 2010.

PART I

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS:

Certain statements in this Form 10-K constitute forward-looking statements.  Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe", "will", "expect", "expected", "project", "anticipate", "anticipated”, “estimates", "plans", "strategy", "target", "prospects" or "continue".  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors under Item 1A.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Knox Gas, LLC owns a lease of 100 acres, which contains five drilled wells; a lease of 20.2 acres, which contains two drilled wells; a lease of 700 acres which contains no wells, and a lease of 400 acres, which contains three drilled wells.  The properties have been estimated to have a net present value of appraised at $624,360 by an independent valuation firm.  Data pertaining to the leases is set forth below:

Lessor	Acres	No. Wells	Date	Term	Delay Rental	Royalty
B. and S. Smith	100	5	6/3/2010	3 years	None	1/8th
B. and S. Smith	20.2	2	6/3/2010	3 years	None	1/8th
B. S. S. and H. Smith	700	0	6/3/2010	3 years	None	1/8th
W. Patterson	400	3	5/26/2010	6 months	$2,000/year	1/8th

The Smith leases each provide that they may be extended for one year after the initial term of three years if there is a well capable of producing gas in paying quantities on the acreage that is not producing because of an inability to obtain a pipeline connection or market the gas, provided the Company pays the lessor $200 per month for each month the well is shut-in.  The Patterson also provides for extension of the lease under the same circumstances as the Smith leases, except that the monthly payment is $400 per year instead of $200 per month.

The wells owned by Knox Gas were part of a larger field of 135 wells that was developed by Heartland Resources, Inc. and its subsidiaries (collectively, “Heartland”), and were operated by Heartland Operating Company, Inc., a subsidiary of Heartland Resources, Inc.  On May 20, 2009, Heartland filed a Chapter 11 bankruptcy case in Kentucky, which was dismissed on April 26, 2011.  The leases owned by Knox Gas consist of acreage previously leased by Heartland under leases that had terminated, and include the rights to all wells and equipment located on the properties.  The remaining wells developed by Heartland were seized by creditors of Heartland, and are now owned by an entity formed by those creditors, who are trying to sell the wells or resume operations from the wells. The wells owned by the Company and by the creditors of Heartland are connected to a common gas gathering system that is connected to a pipeline. Because they us a common gas gathering system, it is not practical for the Company to resume operations from its wells without operations also resuming from the wells owned by Heartland creditors.  As a result, we anticipate that the Company’s wells will resume operations when the wells owned by the Heartland creditors begin operations.

The wells located on these properties produce natural gas primarily from the Mississippian Big Lime and Devonian Shale formations, with some production also from the Mississipian, Maxon and Silurian “Corniferous” formations.

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

Since entering the oil and gas business in 2010, we have experienced losses from our operations.  Our ability to become profitable will be dependent on the receipt of revenues from our oil and gas wells greater than our operational expenses.  We did not actually acquire any oil and gas properties until 2011, and we have not received any revenues from the wells on our properties.  We purchased the oil and gas rights to 1,220 acres of land in Knox County, Kentucky in 2011, which contains ten shut-in wells.  Our wells are connected to a gas gathering system that we share with approximately 125 other wells that are owned by the creditors of the former operator of the field.  We do not need any additional capital to resume operations at the shut-in wells; however, we are dependent on the owner of the other 125 wells in the field resuming operations, over which we have no control, before we can resume operations at our wells.  Our geologist estimates that more wells could be drilled in our field, and we would need capital to drill the wells if we decide to drill them ourselves.  We also need additional capital to make other acquisitions of oil and gas properties.  If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Title Deficiencies Could Render Our Properties Worthless

The existence of a material title deficiency can render a given property worthless and can result in a large expense to our business. We elected not to obtain title insurance when we purchased our existing oil and gas properties.  As a result, we may be unaware of deficiencies in the marketability of the title to our properties, and such deficiencies may render properties worthless.  While our deeds typically provide a title warranty, and the right to recover our damages from the grantor in the event of a title deficiency, the grantor may not have the financial resources to repay our investment in the property.

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

We Have A Very Small Management Team And The Loss Of Any Member Of This Team May Prevent Us From Implementing Our Business Plan In A Timely Manner.

We have three executive officers and a limited number of additional consultants.  Our success depends largely upon the continued services of Darryl Reed and Joel Sens, our only officers.  We do not maintain key person life insurance policies on the lives of any of our officers.  The loss of any of our officers could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our officers in a timely manner, or at all, on acceptable terms.

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

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of our business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our proposed operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from our expectations are disclosed in this report, including those factors discussed in “Item 1A. Risk Factors.” All prior and subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward Looking Statement made by or on behalf of us.

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

During the years ended December 31, 2010 and 2009, we incurred operating expenses of $831,410 and $155,444, respectively.  Our operating expenses increased substantially primarily as a result of increased compensation expense paid for by the issuance of shares of common stock.

We reported income (loss) from continued operations during the years ended December 31, 2010 and 2009 of ($638,910) and $239,090, respectively.  The operating loss in 2010 as compared to operating income in 2009 was largely attributable to greatly reduced rental revenues and increased general and administrative expenses resulting from the issuance of common stock for services in 2010 to facilitate our entry into the oil and gas business.

We incurred other expenses during the years ended December 31, 2010 and 2009 of ($922,659) and ($246,956), respectively.  The significant increase in other expenses was largely attributable to a charge of $600,000 that we took in connection with the expiration of option that we purchased to acquire certain oil and gas rights.

We reported net losses during the years ended December 31, 2010 and 2009 of ($1,624,528) and ($1,867,886), respectively.  The decreased loss in 2010 as compared to 2009 was largely attributable to our loss from discontinued operations of $1,860,020 in 2009, which are the operating losses incurred by our United Marketing subsidiary, which terminated operations in early 2010.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the years ended December 31, 2010 and 2009:

	Fiscal Year ended December 31,
	2010	2009
Net cash provided by (used) in operating activities	(255,325)	(439,523)
Net cash provided by (used) in investing activities	(65,000)	248,507
Net cash provided by (used) in financing activities	43,546	6,062
Net (decrease) increase in unrestricted cash and cash equivalents	(276,780)	(184,954)

Comparison of 2009 and 2010

In the year ended December 31, 2010 and 2009, we financed our operations primarily through the issuance of convertible notes and the issuance of common stock for services.

Operating activities used ($255,325) of cash in 2010, as compared to ($439,523) of cash in 2009.  Major non-cash items that affected our cash flow from operations in 2009 were non-cash charges of $274,550 for depreciation and amortization, and $157,000 for impairment of equipment.  Our operating assets and liabilities supplied $907,028 of cash, most of which resulted from an increase in accounts payable of $396,677, accrued expenses of $294,262 and a reduction of receivables of $294,043.

Major non-cash items that affected our cash flow from operations in 2010 were non-cash charges of $79,718 for depreciation and amortization, $301,000 for the value of common stock issued for compensation, and a benefit of $1,941,496 resulting from the disposal of a subsidiary.  Our operating assets and liabilities used ($1,047,803) of cash, most of which resulted from a reduction of accounts payable of $991,689, which resulted when we disposed of our non-operating subsidiary which had substantial accounts payable. We also used $130,795 in relation to a loan of $125,000 to Seawright Holdings, Inc.

Investing activities provided (used) $(65,000) of cash in 2010, as compared to $248,507 of cash in 2009.  The significant decrease in cash provided by investing activities was attributable to a one-time disposal of equipment in 2009, and loans that we made to Seawright in 2010.

Financing activities supplied $42,546 of cash in 2010 as compared to $6,062 of cash in 2009.  Most of the cash supplied in 2010 was derived from a loan of $150,000 that we received in 2010.

Liquidity

Our balance sheet as of December 31, 2010 reflects cash of $4,372, current assets of $36,452, current liabilities of $4,680,923, and a working capital deficit of ($4,644,471).

The Company will need to raise capital to meet its working capital and financing needs. Our ability to become profitable is dependent on the receipt of revenues from our oil and gas wells greater than our operational expenses.  We acquired our first oil and gas properties in March 2011, which consist of ten shut-in wells which are not currently generating any revenues.  Our wells are connected to a gas gathering system that we share with approximately 125 other wells that are owned by the creditors of the former operator of the field.  We do not need any additional capital to resume operations at the shut-in wells; however, we are dependent on the owner of the other 125 wells in the field resuming operations, over which we have no control, before we can resume operations at our wells.  In addition, our geologist estimates that more wells could be drilled on our leases, and we would need capital to drill the wells if we decide to drill them ourselves. In 2011, we also acquired royalty interests in four wells on three properties, which have produced minimal revenues for us to date.

We need to raise additional capital in order to make additional acquisitions of oil and gas properties.  In addition, we need to raise additional capital to finance our ongoing legal, auditing and administrative costs until we generate sufficient revenues from our oil and gas properties to pay those expenses.  While we expect to pay for certain of our ongoing administrative expenses through the deferral of salaries or the issuance of shares of common stock to satisfy the expense, there are some expenses that we cannot defer and cannot satisfy from the issuance of common stock.  We estimate that we will need to raise approximately $75,000 to pay expenses that we will incur over the next year which cannot be deferred or satisfied with common stock.

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

Darryl Reed:  Mr. Reed has been an officer and director of us since April 2001. Prior to joining us, his background includes seven years in the financial services industry. Mr. Reed formerly was with New York Life Insurance Company, a major insurance company, and certain of its subsidiaries since October 1995. Such subsidiaries included #1A Eagle Strategies Corp., a registered investment adviser, where Mr. Reed worked from April 1997 until May 2000. Mr. Reed held several licenses in the financial services industry, including Series 7, 63 and 65.  He has a BS in Finance from the University of Florida and an MS from the American College, Philadelphia, PA. We believe that Mr. Reed is qualified to serve as a director based on his extensive experience managing our business, along with his prior experience in the financial services industry.  Mr. Reed has not been convicted in a criminal proceeding in the last ten years.  Mr. Reed has not been a party to any judicial or administrative proceeding during the past ten years (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining him from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Joel Sens:  Mr. Sens has been a director, secretary and treasurer since May 4, 2010.  Mr. Sens is an entrepreneur who has successfully done acquisitions and mergers across a wide range of industries.  From March 1997 until September 2003, he was a founder and principal shareholder of our company. From September 2003 until the present, Mr. Sens has been the President of Seawright Holdings, Inc.  Seawright Holdings, Inc.’s common stock is registered under Section 12 of the Securities Exchange Act of 1934, and is traded on the Pink Sheets (SWRI.PK). Mr. Sens owns Knox County Minerals, LLC. We believe that Mr. Sens is qualified to serve as a director based on his extensive experience managing startup businesses and raising capital for them.  Mr. Sens has not been convicted in a criminal proceeding in the last ten years. Mr. Sens has not been a party to any judicial or administrative proceeding during the past ten years (except for matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining him from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

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

•  Joel Sens filed a late Form 3 reporting his appointment as an officer and director, and did not file a Form 4 or 5 with respect to the issuance of 4,900,000 shares of common stock to him on October 22, 2010.

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

As of December 31, 2010, Seawright was indebted to us for $17,500 for a loan that bears interest at 6% per annum and is due on demand, and for $47,500 for a loan that is non-interest-bearing and due on demand.

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

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation, under the name Micro Tech Industries, Inc. (incorporated by reference to the Company’s annual report on Form 10KSB filed on April 15, 1998)

3.2	Amendment to the Articles of Incorporation (incorporated by reference to the Company’s quarterly report filed on Form 10 Q filed on May 15, 1997)

3.3	Certificate of Change filed May 5, 2010 (incorporated by reference to the Form 8-K filed May 7, 2010)

3.4	Amendment to the Articles of Incorporation filed July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

3.5	Amended and Restated Bylaws (incorporated by reference to the Company’s annual report on Form 10KSB filed on November 12, 1999)

3.6	Amendment to Bylaws (incorporated by reference to the Form 8-K filed May 7, 2010)

10.1	Promissory Note dated April 16, 2010 between Next Generation Media Corp. and Knox County Minerals, LLC (incorporated by reference to the Form 8-K filed May 7, 2010)

10.2	Real Estate Mortgage dated April 16, 2010 between Next Generation Media Corp. and Knox County Minerals, LLC (incorporated by reference to the Form 8-K filed May 7, 2010)

10.3	Convertible Debenture Purchase Agreement by and among Next Generation Media Corp., Forge, LLC and Knox Gas, LLC dated July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

10.4	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.5	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.6	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.7	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.8	Promissory Note in the amount of $250,000 payable to Barbara Reed (incorporated by reference to Form 8-K filed March 23, 2011)

10.9	Promissory Note in the amount of $250,000 payable to Joel Sens (incorporated by reference to Form 8-K filed March 23, 2011)

10.10	Promissory Note dated March 25, 2010 payable by Seawright Holdings, Inc. to Next Generation Media Corporation in the principal amount of $125,000

10.11*	Transfer and Assignment dated March 23, 2011 by and among Barbara Reed, Joel Sens, Next Generation Energy Corp. and Knox Gas, LLC

11**	Statement re earnings per share

14	Code of Business Conduct and Ethics

22	List of subsidiaries.

24*	Consent of Turner Jones & Associates, pllc

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith.

**           Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NEXT GENERATION ENERGY CORP.

Dated: December 12, 2011	/s/ Darryl Reed

Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: December 12, 2011	/s/ Darryl Reed

Darryl Reed, Chairman and Chief Executive Officer

Dated: December 12, 2011	/s/ Joel Sens

Joel Sens, Director

EXHIBIT A

Next Generation Energy Corp.

and Subsidiary

Consolidated Financial Statements

For The Years Ended December 31, 2010 and 2009

With Audit Report of Independent

Registered Public Accounting Firm

Turner, Jones & Associates, P.L.L.C.
Certified Public Accountants
108 Center Street, North, 2nd Floor
Vienna, Virginia 22180-5712
(703) 242-6500
FAX (703) 242-1600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Next Generation Energy Corp.
7516G Fullerton Road
Springfield, VA 22153

We have audited the accompanying consolidated balance sheet of Next Generation Energy Corp. and its subsidiary (a Nevada Incorporation) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Energy Corp. and subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Jones & Associates, PLLC

Vienna, Virginia

May 13, 2011

As restated on December 12, 2011

Next Generation Energy Corporation Consolidated Balance Sheet December 31, 2010 and 2009
ASSETS
	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$4,372	$281,152
Accounts receivable, net of uncollectible accounts of $0 and $433,674	-	12,252
Prepaid expenses	32,080	87,495

Total current assets	36,452	380,899

PROPERTY, PLANT AND EQUIPMENT:
Land	565,270	565,270
Building	3,108,989	3,108,989
Equipment	-	4,086

Total property, plant and equipment	3,674,259	3,678,345

Less: accumulated depreciation	(279,012)	(201,533)

Net property, plant and equipment	3,395,247	3,476,812

OTHER ASSETS:
Note receivable – related party	195,795	-

Total other assets	195,795	-

TOTAL ASSETS	$3,627,494	$3,857,711

See accompanying notes and accountant's audit report

Next Generation Energy Corporation Consolidated Balance Sheet December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
	2010	2009
CURRENT LIABILITIES:
Accounts payable	$114,439	$1,106,128
Accrued expenses	534,295	539,116
Deposit	-	24,000
Lines of credit	-	650,000
Obligation under capital leases, current portion	-	214,027
Accrued interest payable	5,062	-
Accrued interest payable – related party	30,773	-
Derivative liability	77,945	-
Note payable, net of debt discount	122,055	-
Current portion of notes payable	3,796,354	-

Total current liabilities	4,680,923	2,533,271

LONG TERM LIABILITIES:
Note payable – related party	600,000	3,700,000

Total long term liabilities	-	3,700,000

Total liabilities	5,280,923	6,233,271

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000
shares authorized, 10,969,433 and 12,373
issued and outstanding	109,694	124
Preferred stock Series A, $0.001 par value,
500,000 shares authorized, zero issued
outstanding	-	-
Preferred stock Series B, $0.001 par value,
500,000 shares authorized, zero issued
outstanding	-	-
Stock subscription receivable	(60,000)	-
Additional paid in capital	9,735,444	7,503,354
Accumulated deficit	(11,438,567)	(9,879,038)

Total stockholders’ equity	(1,653,429)	(2,375,560)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,627,494	$3,857,711

 See accompanying notes and accountant's audit report

Next Generation Energy Corporation Consolidated Statements of Operations For The Years Ended December 31, 2010 and 2009
	2010	2009
REVENUES:
Rental income	$192,500	$394,534

Total revenues	192,500	394,534

OPERATING EXPENSES:
General and administrative	686,692	75,726
Depreciation and amortization	79,718	79,718

Total operating expenses	766,410	155,444

Loss from operations	(573,910)	239,090

OTHER INCOME AND EXPENSES:
Other income	32,000	450
Loss on derivative adjustment	(27,945)	-
Interest expense, net	(304,659)	(247,406)
Accretion of debt	(22,055)	-
Expiration of mineral rights	(600,000)	-

Total other income and expenses	(922,659)	(246,956)

Loss before discontinued operations	(1,496,569)	(7,866)

Loss from discontinued operations	(62,959)	(1,860,020)

Loss applicable to common shareholders	$(1,559,528)	$(1,867,886)

Basic loss per common share	$(0.73)	$(150.96)

Weighted average common shares	2,147,223	12,373
Diluted loss per common share	N/A	N/A
Fully diluted common shares	2,532,692	12,853

See accompanying notes and accountant's audit report

Next Generation Energy Corporation Consolidated Statements of Stockholders’ Equity

			Stock	Additional
	Common Stock		Sub.	Paid In	Accum.
	Shares	Amount	Rec.	Capital	Deficit	Total

Balance December 31, 2008	12,373	$124	$-	$7,503,354	$(8,011,152)	$(507,674)

Net loss	-	-	-	-	(1,867,886)	(1,867,886)

Balance December 31,2009	12,373	$124	$-	$7,503,354	$(9,879,038)	$(2,375,560)

Shares issued as compensation	10,107,000	101,070	-	34,930	-	136,000

Shares issued for services	850,000	8,500	(60,000)	156,500	-	105,000

Issuance of stock options	-	-	-	99,165	-	99,165

Gain on disposal of segment	-	-	-	1,941,495	-	1,941,495

Fractional shares	60	-	-	-	(1)	(1)

Net loss	-	-	-	-	(1,559,528)	(1,559,528)

Balance December 31, 2010	10,969,433	$109,694	$(60,000)	$9,735,444	$(11,438,567)	$(1,653,429)

 See accompanying notes and accountant's audit report

Next Generation Energy Corporation Consolidated Statements of Cash Flows For The Years Ended December 31, 2010 and 2009
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,559,528)	$(1,867,886)
Adjustments to reconcile net income to net cash Provided by operating activities:
Disposal of equipment	1,847	89,085
Derivative adjustment	27,945	-
Stock issued for services	165,000	-
Stock issued for compensation	136,000	-
Disposal of segment and discontinued operations, net	1,941,496	-
Impairment of equipment	-	157,700
Depreciation and amortization	79,718	274,550
Decrease in assets
Receivables	12,252	294,043
Prepaid expenses and other current assets	55,415	7,614
Note receivable – related party	(130,795)	-
Increase (decrease) in liabilities
Accounts payable	(991,689)	396,677
Accrued expenses	(4,821)	294,262
Security deposit	(24,000)	24,000
Accrued interest payable	5,062	-
Accrued interest payable – related party	30,773	-
Pension payable	-	(106,046)
Sales tax payable	-	(3,522)

Net cash flows (used) by operating activities	(255,325)	(439,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable – related party	(65,000)	-
Equipment, net	-	248,507

Net cash flows provided by investing activities	(65,000)	248,507

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable, lines of credit and capital leases, net	432,237	6,062
Note payable – related party	(600,000)	-
Convertible notes payable	122,055	-
Fractional shares	(1)	-
Beneficial conversion	50,000	-
Exercise of stock options	99,165	-
Stock subscription receivable	(60,000)	-

Net cash flows provided by financing activities	43,546	6,062

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

See accompanying notes and accountant's audit report

Next Generation Energy Corporation
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2010 and 2009

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost.  The company uses the straight line method in computing depreciation for financial statement purposes.

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

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $79,718 and $79,718, respectively.

On June 21, 2007, the Company purchased an interest in an office building in Springfield, Virginia for $3,700,000.  The Company’s interest in the land and building are stated at cost of acquisition and held by Dynatech Court, LLC, a variable interest entity, in which the Company’s wholly owned subsidiary owns a 35% interest. The Company did not pay anything for its interest in Dynatech.  The building is being depreciated over 40 years.

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

Liquidity:

As shown in the accompanying financial statements, the Company recorded a net (loss) of ($1,624,528) and ($1,867,886) during the year ended December 31, 2010 and 2009, respectively. The Company's total liabilities exceeded its total assets by $1,718,429 as of December 31, 2010.

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

Obligation to Forge, LLC for $150,000, bearing interest at 18.00% per annum, the loan in payable at maturity in July 2011 plus accrued interest.  The note is convertible to common stock at a conversion price equal to 75% of the average of the closing prices of the Common Stock for the 10 trading days immediately preceding a conversion date.  The balance outstanding at December 31, 2010 was $150,000 plus accrued interest of $5,062.50.  Our obligation to Forge, LLC contains an embedded beneficial conversion feature since the fair value of our common stock on the date of issuance was in excess of the effective conversion price.  The embedded beneficial conversion feature was recorded by allocating a portion of the proceeds equal to the intrinsic value of the feature to “Additional paid-in-capital”. The intrinsic value of the feature is calculated on the issuance date by multiplying the difference between the quoted market price of our common stock and the effective conversion price by the number of common shares into which the note may be converted.  The resulting discount on the immediately convertible shares is recorded within “Additional paid-in capital” and is amortized over the period from the date of issuance of the to the stated maturity date.  The amount of the discount was $50,000, of which $22,055 was amortized in 2010 and the balance will be amortized in 2011.

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

●
On April 12, 2010, we issued 7,000 shares (post-split) of common stock to Darryl Reed for $35,000, or $0.005 per share, which was the market price on the date of issuance. Mr. Reed is our chairman and chief executive officer. Mr. Reed paid for the shares by crediting the purchase price against amounts owed him for compensation.

●
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

●
On October 22, 2010, we issued 4,900,000 shares of common stock to Joel Sens for $49,000, or $0.01 per share, which was the agreed value of the services because of the absence of a reliable market price for our common stock on the date of issuance. Mr. Sens is a director and officer.  The shares issued to Mr. Sens were accounted for as compensation to Mr. Sens.

●
October 22, 2010, we issued 750,000 shares of common stock to various consultants, which were valued at the market price or agreed value of the services because of the absence of a reliable market price for our common stock on the date of issuance.

●	In 2010, we issued 300,000 shares of common stock upon the exercise of options with an exercise price of $0.30 per share, and recorded the option consideration as a subscription receivable.

Options/Warrants

Transactions involving warrants issued in the years ended December 31, 2009 and 2010 are summarized below:

	Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2008	480	$500.00
Issued	--	--
Cancelled/Expired	--	--
Outstanding as of December 31, 2009	480	500.00
Issued	1,100,000	0.30
Exercised	300,000	0.30
Cancelled/Expired	--	--
Outstanding as of December 31, 2010	800,480	$0.60

Total stock-based compensation expense recognized by us for the year ended December 31, 2010 attributable to the issuance of options was $99,165. The weighted-average significant assumptions used to determine the fair those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	$0.37
Risk-free interest rate at grant date	0.07% to 1.928%
Expected stock price volatility	22.79%
Expected dividend payout	0%
Expected option life (in years)	4 years 10 months

The weighted average remaining contractual life of the options and warrants issued by the Company as of December 31, 2010 is set forth below.

Date of Issuance	Number of Options/Warrants	Exercise Price	Contractual Life	Weighted Average Remaining Contractual Life (Years)
January 29, 2001	180	500.00	10 years	0.08
January 29, 2002	300	500.00	10 years	1.08
October 22, 2010	800,000	0.30	5 years	4.81
	800,480			4.81

Stock and Option Plans

On October 22, 2010, the Company filed a registration statement on Form S-8 to register up to 2,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 2010 Stock Option Plan (the "Option Plan").  During 2010, the Company issued 1,100,000 options under the Option Plan.

On October 22, 2010, the Company filed a registration statement on Form S-8 to register up to 1,500,000 shares of common stock for issuance for services rendered or to be rendered under the Company's 2010 Employee, Consultant and Advisor Stock Compensation Plan. During 2010, the Company issued 1,250,000 shares of common stock under the Plan, of which 500,000 were issued to officers and directors of the Company.

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

The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies.  Summarized financial information concerning the Company's reporting segments for the period ending December 31, 2010 and 2009 are presented below:

Year Ended December 31, 2010	Dynatech	NGEC	Eliminations	Total
Revenue	192,500	-	-	192,500
Segment profit/(loss)	(128,066)	(1,496,462)	-	(1,624,528)
Total Assets	3,583,343	162,781	(183,630)	3,562,494

Year Ended December 31, 2009	United	Dynatech	Parent	Eliminations	Total
Revenue	2,239,871	405,693	180,000	(444,637)	2,380,927
Segment profit/(loss)	(1,860,020)	97,414	(75,280)	(30,000)	(1,867,886)
Total Assets	1,836,229	3,768,519	382,757	(2,129,794)	3,857,711
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

On March 25, 2010, we loaned $125,000 to Seawright Holdings, Inc. (“Seawright”) pursuant to a promissory note that bears interest at 6% per annum, and is payable in full 24 months after the date of the note. The loan proceeds were used by Knox County Minerals, LLC (“Knox Minerals”), a subsidiary of Seawright, to pay the down payment on an option to purchase the oil and gas mineral rights under 6,615 acres of land in Knox County, Kentucky for $1,575,000.  On April 16, 2010, Knox Minerals assigned its rights under the option agreement to the Company.  A portion of the consideration for the assignment was a promissory note payable by the Company to Knox Minerals in the amount of $600,000 payable with interest at the rate of 6% per annum five years after the date of the note.  The parties agreed that the promissory note would be secured by the oil and gas properties in the event we completed the purchase of the properties, which we did not do. Joel Sens is the principal shareholder and sole director and officer of Seawright.  At the time both notes were issued, Mr. Sens was not an officer, director or shareholder of the Company.  After April 16, 2010, Mr. Sens became an officer and director of the Company, and as a result both notes are reflected as related party obligations on our financial statements.

As of December 31, 2010, Seawright was indebted to us for $17,500 for a loan that bears interest at 6% per annum and is due on demand, and for $47,500 for a loan that is non-interest-bearing and due on demand.

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

NOTE 12 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the year ended December 31, 2010 and 2009, the Company has incurred operating losses of $1,624,528 and $1,867,886, respectively. In addition, the Company has a deficiency in stockholder’s equity of $11,503,567 and $9,879,038 at December 31, 2010 and 2009, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 13 – RESTATEMENT

The financial statements at December 31, 2010 have been restated to record a beneficial conversion feature with respect to a loan received by the Company in 2010 in the amount of $150,000.  See “Note 2 – Notes Payable.”

The financial statements at December 31, 2010 have been restated to reflect payments of $65,000 to Seawright as “loans receivable – related party.”  The payments had been previously classified as consulting expense.  The change was as a result of new information about the nature and purpose of the payments.  The change resulted in increases to assets and stockholders’ equity of $65,000 at December 31, 2010, and a reduction in the net loss incurred by the Company in fiscal 2010 by $65,000.

NOTE 14 – SUBSEQUENT EVENTS

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