Form 10-K/A
period 2010-12-31
NEXT GENERATION ENERGY CORP.
filed 2012-03-02
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010 is being filed to (a) add exhibits in Item 15, and (b) include additional notes to the audited financial statements for 2010.

PART I

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS:

Certain statements in this Form 10-K constitute forward-looking statements.  Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as “may”, “believe”, “will”, “expect”, “expected”, “project”, “anticipate”, “anticipated”, “estimates”, “plans”, “strategy”, “target”, “prospects” or “continue”.  These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors under Item 1A.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

ITEM 1. BUSINESS.

Overview

Next Generation Energy Corp. (the “Company”) was incorporated on November 21, 1980, under the laws of the State of Nevada under the name Micro Tech Industries, Inc.  On February 6, 1997, an unrelated third party purchased 85.72% of the outstanding stock of Micro Tech Industries, Inc. from its majority shareholder for $50,000 in cash. Effective March 31, 1997, Micro Tech Industries, Inc. changed its name to Next Generation Media Corporation.  Management believes that prior to February 6, 1997, the Company was a “shell” company for at least five years without assets and liabilities.  Management is unaware of any operating history prior to February 6, 1997.

United Marketing Solutions, Inc.

The Company acquired United Marketing Solutions, Inc. (“United”) on April 1, 1999.  Originally founded in 1981 as United Coupon Corporation, United operated within the cooperative direct mail industry for twenty years.  United diversified and expanded its product lines and markets to evolve from a coupon company to a full-service marketing provider specializing in two communication mediums: direct mail and direct marketing.  United offered advertising and marketing products and services through a network of franchisees in more than twenty states, with the largest concentration being in the northeast United States. United provided full-service design, layout, printing, packaging and distribution of marketing products and promotional coupons sold by the franchise network to local market businesses, services providers and professionals as resources to help them generate “trial and repeat” customers.

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

Lessor	Acres	No. Wells	Date	Term	Delay Rental	Royalty
B. and S. Smith	100	5	6/3/2010	3 years	None	1/8th
B. and S. Smith	20.2	2	6/3/2010	3 years	None	1/8th
B. S. S. and H. Smith	700	0	6/3/2010	3 years	None	1/8th
W. Patterson	400	3	5/26/2010	3 years	None	1/4th

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

Regulation

General. The availability of a ready market for oil and gas production depends upon numerous factors beyond our control. These factors include local, state, federal and international regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. For example, a productive gas well may be “shut-in” because of an over-supply of gas or lack of an available pipeline in the areas in which we may conduct operations. State and federal regulations are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, and control contamination of the environment. Pipelines and gas plants are also subject to the jurisdiction of various federal, state and local agencies that may affect the rates at which they are able to process or transport gas from our properties.

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

Sales of Oil and Natural Gas. Sales of any oil that we produce will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of oil by pipelines are regulated by the Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act. FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of Title VIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates. FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000, concerning alternatives to its traditional cost-of-serve rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC’s pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

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

Pipelines. Pipelines that we use to gather and transport our oil and gas will be subject to regulation by the Department of Transportation (“DOT”) under the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA requires pipeline operators to comply with regulations issued pursuant to HLPSA designed to permit access to and allowing copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

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

Environmental

General. Our activities are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency (“EPA”). Such regulation can increase our cost of planning, designing, installing and operating such facilities.

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

Waste Disposal. We may generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA (“Hazardous Wastes”). Furthermore, it is possible that certain wastes generated by our oil and gas operations that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes, and therefore be subject to more rigorous and costly operating and disposal requirements.

CERCLA. The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons or so-called potentially responsible parties include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances, we may have generated and may generate wastes that fall within CERCLA’s definition of Hazardous Substances.

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

We May Be Forced To Raise Capital On Terms That Are Dilutive To Existing Shareholders.

We must locate external sources of financing to meet our capital requirements to acquire new oil and gas properties and invest in the wells drilled on our current property, because we do not have the existing resources to meet those capital requirements.  We are actively considering the following methods of obtaining the capital we need:

●           private placements of our common stock,

●           sales of interests in entities established to own and hold producing wells,

●           private offerings in ventures set up specifically to drill wells, or

●           lines of credit from financial institutions or private individual investors.

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

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to:

●	weather conditions in the United States and elsewhere;

●	economic conditions, including demand for petroleum-based products, in the United States and elsewhere;

●	actions by OPEC, the Organization of Petroleum Exporting Countries;

●	political instability in the Middle East and other major oil and gas producing regions;

●	governmental regulations, both domestic and foreign;

●	domestic and foreign tax policy;

●	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

●	the price of foreign imports of oil and gas;

●	the cost of exploring for, producing and delivering oil and gas;

●	the discovery rate of new oil and gas reserves;

●	the rate of decline of existing and new oil and gas reserves;

●	available pipeline and other oil and gas transportation capacity;

●	the ability of oil and gas companies to raise capital;

●	the overall supply and demand for oil and gas; and

●	the availability of alternate fuel sources.

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

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

We occupy 1,222 square feet of office space at 7351 (N) Lockport Place, Lorton, VA 22079 that is leased by a company owned by Darryl Reed.  Our share of the rent for the space is $1,300 per month.  The lease expires December 31, 2012.

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

PART II

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

Our common stock is subject to rules adopted by the Securities and Exchange Commission (“Commission”) regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Darryl Reed, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective as described below.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2010 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Material Weaknesses

Based upon this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2010, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Section 16(a) Beneficial Ownership Reporting Compliance

For the year ended December 31, 2010, the following officers and directors failed to file the following Forms 3, 4 or 5:

●           Darryl Reed filed a late Form 4 reporting the receipt of 7,000,000 shares of common stock for accrued compensation on April 12, 2010;

●           Darryl Reed filed a timely Form 4 reporting the receipt of 4,750,000 shares of common stock on October 22, 2010, but failed to report his receipt of another 250,000 shares of common stock on the same day;

●           Joel Sens filed a late Form 3 reporting his appointment as an officer and director, and did not file a Form 4 or 5 with respect to the issuance of 4,900,000 shares of common stock to him on October 22, 2010.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $	Stock Awards $ (1)	Option Awards $ (2)	All Other Compensation $	Total $

Darryl Reed, Chairman and CEO (3)	2010	$150,000	$--	$--	$--	$150,000
	2009	$114,833	$--	$--	$--	$114,833

(1)
Mr. Reed does not have an employment agreement.  The salary represents amounts accrued as an at-will employee. Mr. Reed received two stock grants in 2010 that were applied to accrued but unpaid compensation and therefore are not reflected in the above table.

We did not reprice any options or stock appreciation rights during the last fiscal year.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised options (#) Exercisable (b)		Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)

Darryl Reed	300	*			$150.00	1/8/2012

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2010 and 2009, we have retained Turner Jones & Associates, pllc (“Turner Jones”) as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

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

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Next Generation Energy Corp.’s consolidated financial statements and are not reported under “Audit Fees”.

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

10.10
Promissory Note dated March 25, 2010 payable by Seawright Holdings, Inc. to Next Generation Media Corporation in the principal amount of $125,000 (incorporated by reference to Form 10-K filed May 16, 2010)

10.11	Transfer and Assignment dated March 23, 2011 by and among Barbara Reed, Joel Sens, Next Generation Energy Corp. and Knox Gas, LLC (incorporated by reference to Form 8-K filed March 23, 2011)

10.12*	.Memorandum of Oral Sublease between Next Generation Energy Corp. and Capitol Homes Remodeling, LLC

10.13*	Oil and Gas Lease dated June 3, 2010 by and among Billy Ray Smith, Stella Smith and Hammons Fork Ventures, LLC (100 acres)

10.14*	Oil and Gas Lease dated June 3, 2010 by and among Billy Ray Smith, Stella Smith and Hammons Fork Ventures, LLC (20.2acres)

10.15*	Oil and Gas Lease dated June 3, 2010 by and among Billy Ray Smith, Stella Smith, Stacey Smith, Heather Smith and Hammons Fork Ventures, LLC (700 acres)

10.16*	Oil and Gas Lease dated May 26, 2010 by and among William J. Patterson, Sr. and Sharron F. Patterson and Knox Gas, LLC (400 acres)

11**	Statement re earnings per share

14	Code of Business Conduct and Ethics (incorporated by reference to Form 10-K filed May 16, 2010)

22	List of subsidiaries (incorporated by reference to Form 10-K filed May 16, 2010)

24*	Consent of Turner Jones & Associates, pllc

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith.

**         Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NEXT GENERATION ENERGY CORP.

Dated: February 9, 2012	/s/ Darryl Reed
Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: February 9, 2012	/s/ Darryl Reed
Darryl Reed, Chairman and Chief Executive Officer

Dated: February 9, 2012	/s/ Joel Sens
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
7516G Fullerton Road
Springfield, VA 22153

We have audited the accompanying consolidated balance sheet of Next Generation Energy Corp. and its subsidiary (a Nevada Incorporation) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Turner, Jones & Associates, PLLC

Vienna, Virginia

May 13, 2011

As restated on December 12, 2011 and February 9, 2012

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

See accompanying notes and accountant’s audit report

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

 See accompanying notes and accountant’s audit report

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

See accompanying notes and accountant’s audit report

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

See accompanying notes and accountant’s audit report

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

See accompanying notes and accountant’s audit report

Next Generation Energy Corporation
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2010 and 2009
(continued)

NET (DECREASE) IN CASH	(276,780)	(184,954)

CASH, BEGINNING OF PERIOD	281,152	466,106

CASH, END OF PERIOD	$4,372	$281,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$151,782	$299,439

See accompanying notes and accountant’s audit report

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

Segment Information:

The Company adopted Accounting Standards Codification subtopic 280-10, Segment Reporting - Overall - Disclosure (“ASC 280-10”) which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance.

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

Liquidity:

As shown in the accompanying financial statements, the Company recorded a net (loss) of ($1,624,528) and ($1,867,886) during the year ended December 31, 2010 and 2009, respectively. The Company’s total liabilities exceeded its total assets by $1,718,429 as of December 31, 2010.

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

Earnings Per Common Share:

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”).  Under SFAS No. 128, basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding.  Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilative common shares outstanding during the period.  The Company had 800,480 options issued and outstanding as of December 31, 2010 to purchase stock at a weighted average exercise price of $0.60.

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

In December 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). This codification update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires reporting units with such carrying amounts to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years and interim periods beginning after December 15, 2010 and early adoption is not permitted. The Company adopted the provisions of this update for the three months ended March 31, 2011 and will apply the provisions of ASU 2010-28 when the Company’s annual goodwill test is performed in 2011. The Company does not expect a material impact on its operating results, financial position, cash flows or disclosures as a result of the adoption.

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

Stock and Option Plans

On October 22, 2010, the Company filed a registration statement on Form S-8 to register up to 2,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company’s 2010 Stock Option Plan (the “Option Plan”).  During 2010, the Company issued 1,100,000 options under the Option Plan.

On October 22, 2010, the Company filed a registration statement on Form S-8 to register up to 1,500,000 shares of common stock for issuance for services rendered or to be rendered under the Company’s 2010 Employee, Consultant and Advisor Stock Compensation Plan. During 2010, the Company issued 1,250,000 shares of common stock under the Plan, of which 500,000 were issued to officers and directors of the Company.

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

The accounting policies of the reportable segments are the same as those set forth in the Summary of Accounting Policies.  Summarized financial information concerning the Company’s reporting segments for the period ending December 31, 2010 and 2009 are presented below:

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

Note 10 to the financial statements at December 31, 2010 was restated to delete a reference to a loan received by the Company from Capitol Homes Remodeling, LLC in the amount of $10,000.  It was subsequently discovered by the reference was a typographical error, in that the loan was not from Capitol Homes but to Capitol Homes.  Also, the loan had been written off at year end December 31, 2010.

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