Form 10-Q/A
period 2011-03-31
NEXT GENERATION ENERGY CORP.
filed 2012-03-19
CIK 356292

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

NEXT GENERATION ENERGY CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

	(unaudited)	(audited)
	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Prepaid expenses and other current assets	$30,950	$32,530
Total current assets	30,950	32,530

OIL AND GAS PROPERTIES (FULL COST METHOD):
Evaluated	500,000	-
Gross oil and gas properties	500,000	-

Less – accumulated depletion	-	-

Net oil and natural gas properties	500,000	-

OTHER ASSETS:
Note receivable	197,644	195,795

Total other assets	197,644	195,795

TOTAL ASSETS	$728,594	$228,325
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$142,426	$114,502
Cash overdraft	103	93
Net assets available for disposal	-	397,029
Accrued expenses	564,142	534,295
Accrued interest payable	5,062	5,062
Beneficial conversion feature	65,616	77,945
Convertible note payable, net of debt discount	134,384	122,055
Total current liabilities	911,733	1,250,981

Long term debt, less current maturities:
Accrued interest payable – related party	39,650	30,773
Note payable – related party	600,000	600,000
Note payable – related parties	500,000	-
Total long term liabilities	1,139,650	630,773

Total liabilities	2,051,383	1,881,754

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS - continued
MARCH 31, 2011 AND DECEMBER 31, 2010
(continued)

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 10,969,433 shares issued and outstanding	109,694	109,694
Preferred stock Series A, $0.001 par value, 500,000
shares authorized, zero issued and outstanding	-	-
Preferred stock Series B, $0.001 par value, 500,000
Shares authorized, zero issued and outstanding	-	-
Stock subscription receivable	(60,000)	(60,000)
Additional paid in capital	10,216,054	9,735,444
Accumulated deficit	(11,588,537)	(11,438,567)
Total stockholders’ equity	(1,322,789)	(1,653,429)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$728,594	$228,325

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Three months ended March 31,
	2011	2010
OPERATING EXPENSES:
Administrative	69,015	52,831
Total operating expenses	69,015	52,831

(LOSS) FROM OPERATIONS	(69,015)	(52,831)

OTHER EXPENSES:
Gain on derivative adjustment	12,329	-
Interest expense, net	(26,106)	(60)
Total other expenses	(13,777)	(60)

Net Income (loss) before income taxes	(82,792)	(53,891)

Provision for income taxes	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(82,792)	$(52,891)

GAIN/(LOSS) FROM DISCONTINUED OPERATIONS	(67,178)	23,054

NET (LOSS)	$(149,970)	(29,837)

Net (loss) per common share-basic (Note A)	$(0.02)	$(2.41)

Net Loss per common stock-assuming fully diluted (Note A)	(see Note A)	(see Note A)

Weighted average number of common shares outstanding-basic	10,969,343	12,373

Weighted average number of common shares outstanding-fully diluted	(see Note A)	(see Note A)

See the accompanying notes to the unaudited financial statements.

Next Generation Energy Corporation Statements of Stockholders’ Equity
			Stock	Additional
	Common Stock		Sub.	Paid In	Accum.
	Shares	Amount	Rec.	Capital	Deficit	Total

Balance December 31, 2010	10,969,433	$109,694	$(60,000)	$9,735,444	$(11,438,567)	$(1,653,429)

Stock options issued	-	-	-	16,403	-	16,403

Gain on disposal of subsidiary	-	-	-	464,207	-	464,207

Net loss	-	-	-	-	(149,970)	(149,970)

Balance March 31, 2011	10,969,433	$109,694	$(60,000)	$10,216,054	$(11,588,537)	$(1,322,789)

See the accompanying notes to the unaudited financial statements.

Next Generation Energy Corporation Statements of Cash Flows For The Three Month Periods Ended March 31, 2011 and 2010
	(Unaudited)	(Unaudited)
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(149,970)	$(29,837)
Gain on disposal of subsidiary	464,207	-
Amortization of debt discount	12,329	-
(Gain) on beneficial conversion	(12,329)	-
Issuance of stock options	16,403	-
Adjustments to reconcile net income to net cash Provided by operating activities:
Increase (decrease) in assets
Prepaid expenses and other current assets	1,580	-
Note receivable- accrued interest	1,850
Increase (decrease) in liabilities
Accounts payable	27,925	1,000
Accrued interest	8,877	-
Accrued expenses	29,847	-
Net assets available for disposal	(397,029)	(19,835)

Net cash flows provided (used) by operating activities	(10)	48,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and natural gas properties	(500,000)	-

Net cash flows (used) by investing activities	(500,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable – related parties	500,000	-
Notes payable	-	50,000

Net cash flows provided by financing activities	500,000	50,000

NET INCREASE (DECREASE) IN CASH	(10)	1,328

CASH, BEGINNING OF PERIOD	(93)	509

CASH, END OF PERIOD	$(103)	$1,837

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$60

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2010 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

The financial statements for the fiscal year ended 2010 have been restated in this Form 10-Q to reflect the assets and liabilities of Dynatech, LLC, formerly a consolidated subsidiary of the Company, as “net assets available for disposal” in current liabilities.

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

Liquidity

As shown in the accompanying financial statements, the Company had a net loss from operations of ($149,970), during the three month period ended March 31, 2011.  The Company’s total liabilities exceeded its total assets by $1,322,789 as of March 31, 2011.

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

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B - NOTES PAYABLE

Notes payable at March 31, 2011 and December 31, 2010 consists of the following:

	March 31, 2011	December 31, 2010 (1)

Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2011 plus accrued interest. (2)	134,384	122,055

Note payable-Knox County, LLC, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in March 2015.	600,000	600,000

Notes payable-Joel Sens and Barbara Reed, bearing interest at 6% per annum, all principle and accrued interest is payable at maturity on February 21, 2016.	500,000	-

Total notes payable	1,234,384	722,055

Less: current maturities	134,384	122,055

Long term portion	$1,100,000	$600,000

(1)	Notes payable at December 31, 2010 have been restated to eliminate notes payable of Dynatech, LLC, a partially owned subsidiary that was sold in March 2011.

(2)
Obligation to Forge, LLC for $150,000, bearing interest at 18.00% per annum, the loan in payable at maturity in July 2011 plus accrued interest.  The note is secured by certain oil and gas properties owned by Knox Gas, LLC, a subsidiary of the Company.  The note is convertible to common stock at a conversion price equal to 75% of the average of the closing prices of the Common Stock for the 10 trading days immediately preceding a conversion date.  The balance outstanding at December 31, 2010 was $150,000 plus accrued interest of $5,062.50.  Our obligation to Forge, LLC contains an embedded beneficial conversion feature since the fair value of our common stock on the date of issuance was in excess of the effective conversion price.  The embedded beneficial conversion feature was recorded by allocating a portion of the proceeds equal to the intrinsic value of the feature to “Additional paid-in-capital”. The intrinsic value of the feature is calculated on the issuance date by multiplying the difference between the quoted market price of our common stock and the effective conversion price by the number of common shares into which the note may be converted.  The resulting discount on the immediately convertible shares is recorded within “Additional paid-in capital” and is amortized over the period from the date of issuance of the to the stated maturity date.  The amount of the discount was $50,000, of which $22,055 was amortized in 2010 and the balance will be amortized in 2011.

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

NOTE E – COMMON STOCK

At March 31, 2011, the Company’s authorized capital stock was 50,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 10,969,433 shares of common stock, and no shares of preferred stock.

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

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Convertible Promissory Note in July 2010. The Convertible Note accrues interest at 18% per annum which is payable and due quarterly. The note holders have the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of 75% of the average closing price of the last ten days of trading any time after the issuance date of the note.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. As of March 31, 2011, the Company recognized a discount to the notes in the amount of $50,000. The note discount is being amortized over the maturity period of the note. As of March 31, 2011, the Company had recognized a total of $34,384 of the discount, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to Derivative Liability and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is amortized over the Convertible Notes’ maturity period, being one year, as interest expense. During the three months ended March 31, 2011 the Company recognized $12,329 of amortization as interest expense and an equivalent gain in the beneficial conversion feature.

NOTE H – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three month period ended March 31, 2011, the Company incurred an operating loss of ($69,015). In addition, the Company has a deficiency in stockholder’s equity of ($1,322,789) and ($1,653,429) at March 31, 2011 and December 31, 2010, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

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

NOTE J – RESTATEMENT

The financial statements at December 31, 2010 have been restated to record a beneficial conversion feature with respect to a loan received by the Company in 2010 in the amount of $150,000.  See “Note 2 – Notes Payable.”

The financial statements at December 31, 2010 have been restated to reflect payments of $65,000 to Seawright as “loans receivable – related party.”  The payments had been previously classified as consulting expense.  The change was as a result of new information about the nature and purpose of the payments.  The change resulted in increases to assets and stockholders’ equity of $65,000 at December 31, 2010, and March 31, 2011, and a reduction in the net loss incurred by the Company in fiscal 2010 by $65,000.

Note 10 to the financial statements at December 31, 2010 was restated to delete a reference to a loan received by the Company from Capitol Homes Remodeling, LLC in the amount of $10,000.  It was subsequently discovered by the reference was a typographical error, in that the loan was not from Capitol Homes but to Capitol Homes.  Also, the loan had been written off at year end December 31, 2010.

NOTE K - SUBSEQUENT EVENTS

On April 28, 2011, the Company issued 400,000 shares of common stock to two consultants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

Results of Operations

During the three month periods ended March 31, 2011 and 2010, the Company’s revenues were $0.  In early 2010, we terminated operations at our United Marketing Solutions, Inc. subsidiary.  In late 2010, we lost all of our tenants in our rental real estate, and therefore decided to dispose of it in the first quarter of 2011.  In 2010, we decided to go into the business of acquiring oil and gas properties, but only made our first acquisition of non-revenue producing properties in the first quarter of 2011.  Revenues in the three months ended March 31, 2011 are not reflective of revenues in the future, since we only begun to acquire oil and gas properties in that period.

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

Liquidity and Sources of Capital

The Company’s balance sheet as of March 31, 2011 reflects current assets of $30,950, current liabilities of $911,733 and a working capital deficit of $880,783.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Darryl Reed, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective due to insufficient segregation of duties of incompatible functions and the lack of specific fraud controls.

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

NEXT GENERATION ENERGY CORP.

Date: March 15, 2012	/s/ Darryl Reed
By: Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)