Form 10-Q/A
period 2011-06-30
NEXT GENERATION ENERGY CORP.
filed 2012-03-21
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment to the Registrant’s Quarterly Report on Form 10-Q is being filed to incorporate some changes that were subsequently made to the Registrant’s December 31, 2010 financial statements, including to delete disclosure of a $10,000 loan from a related party, to reclassify a consulting expense of $65,000 as a loan to the recipient, and to add a beneficial conversion feature to a convertible note issued in 2010. In addition, this amendment changes the prior disclosure of forward looking statements in Item 2 and the prior disclosure of the Registrant’s disclosure controls in Item 4.

NEXT GENERATION ENERGY CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

	(unaudited)	(audited)
	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$35,130	$-
Prepaid expenses and other current assets	29,665	32,530
Total current assets	64,795	32,530

OIL AND GAS PROPERTIES (FULL COST METHOD):
Mineral rights	30,745
Evaluated	500,000	-
Gross oil and gas properties	530,745	-

Less – accumulated depletion	-	-

Net oil and natural gas properties	530,745	-

OTHER ASSETS:
Note receivable	199,534	195,795

Total other assets	199,534	195,795

TOTAL ASSETS	$795,074	$228,325

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$252,038	$114,502
Accounts payable – related parties	65,628	-
Cash overdraft	-	93
Net assets available for disposal	-	397,029
Accrued expenses	610,392	534,295
Accrued interest payable	5,109	5,063
Beneficial conversion feature	-	77,945
Note payable	35,000	-
Convertible note payable, net of debt discount	150,000	122,055
Total current liabilities	1,118,167	1,250,982

Long term debt, less current maturities:
Accrued interest payable – related parties	59,408	30,772
Note payable – related party	600,000	600,000
Note payable – related parties	500,000	-
Total long term liabilities	1,159,408	630,772

Total liabilities	2,277,575	1,881,754

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS - continued
JUNE 30, 2011 AND DECEMBER 31, 2010
(continued)

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 12,069,433 shares issued and outstanding	120,694	109,694
Preferred stock Series A, $0.001 par value, 500,000
shares authorized, zero issued and outstanding	-	-
Preferred stock Series B, $0.001 par value, 500,000
Shares authorized, zero issued and outstanding	-	-
Stock subscription receivable	(92,000)	(60,000)
Additional paid in capital	10,541,055	9,735,444
Accumulated deficit	(12,052,250)	(11,438,567)
Total stockholders’ equity	(1,482,501)	(1,653,429)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$795,074	$228,325

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Three months ended June 30,
	2011	2010
OPERATING EXPENSES:
Administrative	488,476	63,040
Total operating expenses	488,476	63,040

(LOSS) FROM OPERATIONS	(488,476)	(63,040)

OTHER INCOME AND EXPENSES:
Gain on derivative adjustment	50,000	-
Interest expense, net	(25,236)	-
Total other income and expenses	24,764	-

Net (loss) before income taxes	(463,712)	(63,040)

Provision for income taxes	-	-

NET (LOSS) FROM CONTINUING OPERATIONS	$(463,712)	$(63,040)

GAIN FROM DISCONTINUED OPERATIONS	-	1,617,403

NET INCOME/(LOSS)	$(463,712)	1,554,363

Net income/(loss) per common share-basic (Note A)	$(0.01)	$0.09

Net income/(loss) per common stock-assuming fully diluted (Note A)	(see Note A)	$0.06

Weighted average number of common shares outstanding-basic	11,555,153	16,667,000

Weighted average number of common shares outstanding-fully diluted	(see Note A)	24,647,689

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Six months ended June 30,
	2011	2010
OPERATING EXPENSES:
Administrative	557,492	115,931
Total operating expenses	557,492	115,931

(LOSS) FROM OPERATIONS	(557,492)	(115,931)

OTHER INCOME AND EXPENSES:
Gain on derivative adjustment	62,329	-
Interest expense, net	(51,342)	-
Total other income and expenses	10,987	-

Net (loss) before income taxes	(546,505)	(115,931)

Provision for income taxes	-	-

NET (LOSS) FROM CONTINUING OPERATIONS	$(546,505)	$(115,931)

GAIN/(LOSS) FROM DISCONTINUED OPERATIONS	(67,178)	1,647,583

NET INCOME/(LOSS)	$(613,683)	1,531,652

Net income/(loss) per common share-basic (Note A)	$(0.05)	$0.11

Net Loss per common stock-assuming fully diluted (Note A)	(see Note A)	$0.06

Weighted average number of common shares outstanding-basic	11,330,295	14,532,000

Weighted average number of common shares outstanding-fully diluted	(see Note A)	24,645,554

See the accompanying notes to the unaudited financial statements.

Next Generation Energy Corporation
Statements of Stockholders’ Equity

			Stock	Additional
	Common Stock		Sub.	Paid In	Accum.
	Shares	Amount	Rec.	Capital	Deficit	Total

Balance December 31, 2010	10,969,433	$109,694	$(60,000)	$9,735,444	$(11,438,567)	$(1,653,429)

Shares issued for compensation	200,000	2,000	-	62,000	-	64,000

Shares issued to consultants	900,000	9,000	(32,000)	263,000	-	240,000

Stock options issued	-	-	-	16,403	-	16,403

Gain on disposal of subsidiary	-	-	-	464,207	-	464,207

Net loss	-	-	-	-	(613,683)	(309,682)

Balance June 30, 2011	12,069,433	$120,694	$(92,000)	$10,541,055	$(12,052,250)	$(1,482,501)

See the accompanying notes to the unaudited financial statements.

 Next Generation Energy Corporation
Statements of Cash Flows
For The Six Month Periods Ended June 30, 2011 and 2010

	(Unaudited)	(Unaudited)
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(613,683)	$1,531,652
Gain on disposal of subsidiary	464,207	-
Amortization of debt discount	27,945
(Gain) on beneficial conversion	(77,945)	-
Shares issued for compensation	64,000	-
Shares issued to consultants	240,001	-
Issuance of stock options	16,403	-
Adjustments to reconcile net income to net cash Provided by operating activities:
Increase (decrease) in assets
Prepaid expenses and other current assets	2,865	-
Note receivable	(3,739)	-
Increase (decrease) in liabilities
Accounts payable	137,536	71,986
Accounts payable - related	65,628	-
Cash overdraft	(93)	-
Accrued interest	46	-
Accrued interest – related parties	28,636	-
Accrued expenses	76,097	-
Net assets available for disposal	(397,029)	(1,688,977)

Net cash flows provided (used) by operating activities	30,875	(85,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of lease rights	(30,745)	-
Purchase of oil and natural gas properties	(500,000)	-

Net cash flows (used) by investing activities	(530,745)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issuance	-	35,000
Notes payable – related parties	500,000	-
Notes payable	35,000	50,000

Net cash flows provided by financing activities	535,000	85,000

NET INCREASE (DECREASE) IN CASH	35,130	(339)

CASH, BEGINNING OF PERIOD	-	509

CASH, END OF PERIOD	$35,130	$170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-

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

Liquidity

As shown in the accompanying financial statements, the Company had a net loss of ($463,712) and ($613,683) during the three and six month periods ended June 30, 2011.  The Company’s total liabilities exceeded its total assets by $1,482,501 as of June 30, 2011.

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

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B - NOTES PAYABLE

Notes payable at June 30, 2011 and December 31, 2010 consists of the following:

	June 30, 2011	December 31, 2010 (1)

Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2011 plus accrued interest. (2)	150,000	122,055
Note payable – Asher Enterprises, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in March 2012	35,000	-
Note payable-Knox County, LLC, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in March 2015	600,000	600,000

Notes payable-Joel Sens and Barbara Reed, bearing interest at 6% per annum, all principle and accrued interest is payable at maturity on February 21, 2016,	500,000	-

Total notes payable	1,285,000	722,055

Less: current maturities	185,000	122,055

Long term portion	$1,100,000	$600,000

(1)	Notes payable at December 31, 2010 have been restated to eliminate notes payable of Dynatech, LLC, a partially owned subsidiary that was sold in March 2011.

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

NOTE E – COMMON STOCK

At June 30, 2011, the Company’s authorized capital stock was 50,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 12,469,433 shares of common stock, and no shares of preferred stock.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. As of June 30, 2011, the Company recognized a discount to the notes in the amount of $0, as the beneficial conversion feature of the note of zero value. During the three months ended June 30, 2011 the Company recognized $50,000 as a gain in the beneficial conversion feature.

NOTE I – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three and six month periods ended June 30, 2011, the Company incurred an operating loss of ($484,476) and ($657,492). In addition, the Company has a deficiency in stockholder’s equity of ($1,482,501) and ($1,653,429) at June 30, 2011 and December 31, 2010, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

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

NOTE K – RESTATEMENT

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

NOTE L - SUBSEQUENT EVENTS

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

Results of Operations

During the three and six month periods ended June 30, 2011 and 2010, the Company’s revenues were $0.  In early 2010, we terminated operations at our United Marketing Solutions, Inc. subsidiary.  In late 2010, we lost all of our tenants in our rental real estate, and therefore decided to dispose of it in the first quarter of 2011.  In 2010, we decided to go into the business of acquiring oil and gas properties, but only made our first acquisition of non-revenue producing properties in the first quarter of 2011.  Revenues in the three and six months ended June 30, 2011 are not reflective of revenues in the future, since we only begun to acquire oil and gas properties in that period.

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

 Liquidity and Sources of Capital

The Company’s balance sheet as of June 30, 2011 reflects current assets of $64,795, current liabilities of $1,118,167 and a working capital deficit of ($1,053,372).

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