Form 10-Q/A
period 2011-09-30
NEXT GENERATION ENERGY CORP.
filed 2012-03-22
CIK 356292

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

NEXT GENERATION ENERGY CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS
September 30, 2011 AND DECEMBER 31, 2010
	(unaudited) September 30, 2011	(audited) December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$13,470	$-
Prepaid expenses and other current assets	17,245	32,530
Total current assets	30,715	32,530

OIL AND GAS PROPERTIES (FULL COST METHOD):
Mineral rights	30,269
Evaluated	500,000	-
Gross oil and gas properties	530,269	-

Less – accumulated depletion	-	-

Net oil and natural gas properties	530,269	-

OTHER ASSETS:
Note receivable – related party	201,425	195,795

Total other assets	201,425	195,795

TOTAL ASSETS	$762,409	$228,325

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$120,809	$114,502
Accounts payable – related parties	184,083	-
Cash overdraft	-	93
Net assets available for disposal	-	397,029
Accrued expenses	44,847	534,295
Accrued interest payable	6,326	5,063
Beneficial conversion feature	50,000	77,945
Convertible notes payable – current portion	238,000	122,055
Total current liabilities	644,065	1,250,982

Long term debt, less current maturities:
Accrued interest payable – related parties	10,685	30,772
Note payable - related parties	-	600,000
Note payable – related parties	500,000	-
Total long term liabilities	510,685	630,772

Total liabilities	1,154,750	1,881,754

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS - continued
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(continued)

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 32,069,433 and 10,969,433 shares issued and outstanding, respectively	323,694	109,694
Preferred stock Series A, $0.001 par value, 500,000 shares authorized, zero issued and outstanding	-	-
Preferred stock Series B, $0.001 par value, 500,000 Shares authorized, zero issued and outstanding	-	-
Stock subscription receivable	(92,000)	(60,000)
Additional paid in capital	11,620,555	9,735,444
Accumulated deficit	(12,244,590)	(11,438,567)
Total stockholders’ equity	(392,341)	(1,653,429)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$762,409	$228,325

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three months ended Sept. 30,
	2011	2010
OPERATING EXPENSES:
Administrative	196,782	113,477
Total operating expenses	196,782	113,477

(LOSS) FROM OPERATIONS	(196,782)	(113,477)

OTHER INCOME AND EXPENSES:
Loss on derivative adjustment	(50,000)	-
Debt forgiveness	60,420	-
Interest expense, net	(5,979)	(53,737)
Total other income and expenses	4,441	(53,737)

Net (loss) before income taxes	(192,341)	(167,214)

Provision for income taxes	-	-

NET (LOSS) FROM CONTINUING OPERATIONS	$(192,341)	$(167,214)

(LOSS) FROM DISCONTINUED OPERATIONS	-	(84,129)

NET INCOME/(LOSS)	$(192,341)	(251,343)

Net income/(loss) per common share-basic (Note A)	$(0.01)	$(12.99)

Net income/(loss) per common stock-assuming fully diluted (Note A)	(see Note A )	(see Note A )

Weighted average number of common shares outstanding-basic	14,144,856	19,350

Weighted average number of common shares outstanding-fully diluted	(see Note A )	(see Note A )

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Nine months ended Sept. 30,
	2011	2010
OPERATING EXPENSES:
Administrative	754,273	203,232
Total operating expenses	754,273	203,232

(LOSS) FROM OPERATIONS	(754,273)	(203,232)

OTHER INCOME AND EXPENSES:
Gain on derivative adjustment	12,329	-
Debt forgiveness	60,420	-

Interest expense, net	(57,321)	(53,737)
Total other income and expenses	15,428	(53,737)

Net (loss) before income taxes	(738,845)	(256,969)

Provision for income taxes	-	-

NET (LOSS) FROM CONTINUING OPERATIONS	$(738,845)	$(256,969)

GAIN/(LOSS) FROM DISCONTINUED OPERATIONS	(67,178)	1,723,454

NET INCOME/(LOSS)	$(806,023)	1,466,485

Net income/(loss) per common share-basic (Note A)	$(0.06)	$60.18

Net Loss per common stock-assuming fully diluted (Note A)	(see Note A )	$0.03

Weighted average number of common shares outstanding-basic	14,334,749	24,367

Weighted average number of common shares outstanding-fully diluted	(see Note A )	51,797,513

See the accompanying notes to the unaudited financial statements.

Next Generation Energy Corporation
Statements of Stockholders’ Equity

			Stock	Additional
	Common Stock		Sub.	Paid In	Accum.
	Shares	Amount	Rec.	Capital	Deficit	Total

Balance December 31, 2010	10,969,433	$109,694	$(60,000)	$9,735,444	$(11,438,567)	$(1,653,429)

Shares issued for accrued expenses	10,000,000	100,000	-	500,000	-	600,000

Shares issued for compensation	500,000	5,000	-	141,500	-	146,500

Shares issued to consultants	900,000	9,000	(32,000)	263,000	-	240,000

Stock options issued	-	-	-	16,403	-	16,403

Gain on disposal of subsidiary	-	-	-	464,207	-	464,207

Shares issued for payment of notes payable	10,000,000	100,000	-	500,000	-	600,000

Net loss	-	-	-	-	(806,023)	(806,023)

Balance Sept. 30, 2011	32,369,433	$323,694	$(92,000)	$11,620,554	$(12,244,590)	$(392,341)

See the accompanying notes to the unaudited financial statements.

 Next Generation Energy Corporation
Statements of Cash Flows
For The Nine Month Periods Ended September 30, 2011 and 2010

	(Unaudited)	(Unaudited)
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(806,023)	$1,466,485
Disposal of subsidiary	464,207	(1,572,271)
Gain on beneficial conversion	(27,945)	-
Amortization of debt discount	27,845	-
Shares issued for compensation	146,500	35,000
Shares issued to consultants	240,000	-
Issuance of stock options	16,403	-
Adjustments to reconcile net income to net cash Provided by operating activities:
Increase (decrease) in assets
Prepaid expenses and other current assets	15,285	-
Increase (decrease) in liabilities
Accounts payable	6,307	82,041
Accounts payable - related	184,083	-
Cash	8	-
Accrued interest	1,263	68,903
Accrued interest – related parties	(20,087)	-
Net assets available for disposal	(397,029)	-
Accrued expenses	110,552	-

Net cash flows provided (used) by operating activities	(38,631)	80,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(500,000)	-
Purchase of oil and natural gas properties	(30,269)	(40,000)

Net cash flows (used) by investing activities	(530,269)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable – related party	500,000	-
Notes receivable	(5,630)	-
Notes payable	88,000	-

Net cash flows provided by financing activities	582,370	-

NET INCREASE (DECREASE) IN CASH	13,470	40,158

CASH, BEGINNING OF PERIOD	-	509

CASH, END OF PERIOD	$13,470	$40,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Shares issued to settle note payable	$600,000	$-
Shares issued to settle accrued expenses	$600,000	$35,000

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

Liquidity

As shown in the accompanying financial statements, the Company had a net loss of ($192,341) and ($806,023) during the three and nine month periods ended September 30, 2011.  The Company’s total liabilities exceeded its total assets by $392,341 as of September 30, 2011.

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

NOTE E – COMMON STOCK

At September 30, 2011, the Company’s authorized capital stock was 50,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 32,469,433 shares of common stock, and no shares of preferred stock.

During the nine months ended September 30, 2011, the Company issued shares of common stock in the following transactions:

●	10,000,000 shares of common stock to Darryl Reed, our chief executive officer, in satisfaction of $600,000 of accrued compensation;
●	500,000 shares to an employee for compensation valued at $146,500;
●	900,000 shares to consultants valued at $240,000;
●	10,000,000 shares to Seawright Holdings, Inc. in satisfaction of a note payable to Seawright in the original principal amount of $600,000.

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

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. During the nine months ended September 30, 2011 the Company recognized $12,329 as a gain in the beneficial conversion feature.

NOTE I – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three and nine month periods ended September 30, 2011, the Company incurred an operating loss of ($192,341) and ($806,023). In addition, the Company has a deficiency in stockholder’s equity of ($392,341) and ($1,653,429) at September 30, 2011 and December 31, 2010, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

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

On September 22, 2011, the Company issued 10,000,000 shares of common stock to Darryl Reed, our chief executive officer in payment of accrued compensation of $600,000.  The shares were valued at the market price on the date of approval by the board of directors.  Mr. Reed waived $11,795 of compensation as part of the settlement.

On September 22, 2011, the Company issued 10,000,000 shares of common stock to Seawright Holdings, Inc. in satisfaction of a note payable by the Company to Seawright in the original principal amount of $600,000.  Joel Sens, one of our officers and directors, is also an officer and director and significant shareholder of Seawright.  The shares were valued at the market price on the date of approval by the board of directors. Seawright waived $60,420 of interest as part of the settlement.

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

NOTE L- SUBSEQUENT EVENTS

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

Results of Operations

During the three and nine month periods ended September 30, 2011 and 2010, the Company’s revenues were $0.  In early 2010, we terminated operations at our United Marketing Solutions, Inc. subsidiary.  In late 2010, we lost all of our tenants in our rental real estate, and therefore decided to dispose of it in the first quarter of 2011.  In 2010, we decided to go into the business of acquiring oil and gas properties, but only made our first acquisition of non-revenue producing properties in the first quarter of 2011.  Revenues in the three and nine months ended September 30, 2011 are not reflective of revenues in the future, since we only begun to acquire oil and gas properties in that period.

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

Liquidity and Sources of Capital

The Company’s balance sheet as of September 30, 2011 reflects current assets of $30,715, current liabilities of $644,065 and a working capital deficit of ($613,350).

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2011, the Company issued shares of common stock in the following unregistered transactions:

●	10,000,000 shares of common stock to Darryl Reed, our chief executive officer, in satisfaction of $600,000 of accrued compensation;
●	500,000 shares of common stock were issued to an employee for compensation valued at $146,500;
●	10,000,000 shares to Seawright Holdings, Inc. in satisfaction of a note payable to Seawright in the original principal amount of $600,000.
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