Form 10-K
period 2011-12-31
NEXT GENERATION ENERGY CORP.
filed 2012-04-18
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $489,856 based upon a market price of $0.25 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 33,853,237 shares as of April 13, 2012.

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

Clean Water Act.  The Clean Water Act requires permits for operations that discharge into waters of the United States. Such permitting has been a frequent subject of litigation by environmental advocacy groups, which has resulted, and may in the future result, in declines in such permits or extensive delays in receiving them. This may result in delays in, or in some instances preclude, the commencement or continuation of development or production operations. Adverse outcomes in lawsuits challenging permits or failure to comply with applicable regulations could result in the suspension, denial, or revocation of required permits, which could have a material adverse impact on our cash flows, results of operations, or financial condition.

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

Employees and Consultants

At April 13, 2012, we had three employees.

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

Our Officers And Directors Have Voting Control Over Us, And Outside Shareholders Will Have Little Voice In Management.

Darryl Reed and Joel Sens currently control us by virtue of their ownership of 29,910,009 shares of our common stock, which is 88.4% of our outstanding common stock, which is likely sufficient to control the outcome of any shareholder vote.

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

We Have Weaknesses In Our Internal Controls.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2010 and 2011, our Common Stock was traded on the OTC Bulletin Board under the symbol “NGMC.”  The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2010 and 2011.

	2010		2011
	High	Low	High	Low

First Quarter	30.00	6.50	0.50	0.2178

Second Quarter	20.00	3.50	1.00	0.17

Third Quarter	--	--	0.60	0.03

Fourth Quarter	0.50	0.10	0.12	0.041

There were 98 shareholders of record of the common stock as of December 31, 2011. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.” All share prices have been adjusted for a 1 for 1,000 reverse stock split that we effected on May 18, 2010.

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2011 or 2010.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2011, we issued 150,000 shares of common stock valued at $12,000 as consideration to extend the maturity date of a loan.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2011, we did not purchase any outstanding securities.

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

Results of Operations

Fiscal Years ended December 31, 2011 and 2010

During the years ended December 31, 2011 and 2010, we had $0 and $0 of revenues, respectively.  In early 2010, we terminated operations at our United Marketing Solutions, Inc. subsidiary.  In late 2010, we lost all of our tenants in our rental real estate, and therefore decided to dispose of it in the first quarter of 2011.  In 2010, we decided to go into the business of acquiring oil and gas properties, but only made our first acquisition of non-revenue producing properties in the first quarter of 2011.  As a result, revenues in the years ended December 31, 2010 and 2011 are not reflective of future revenues.

During the years ended December 31, 2011 and 2010, we incurred operating expenses of $797,302 and $686,662, respectively.  Our operating expenses increased primarily as a result of increased compensation expense paid for by the issuance of shares of common stock.

We reported loss from continued operations during the years ended December 31, 2011 and 2010 of ($797,302) and ($686,662), respectively.  The increased operating loss in 2011 as compared to 2010 was attributable to increased general and administrative expenses resulting from the issuance of common stock for services in 2011 to facilitate our entry into the oil and gas business.

We incurred other expenses during the years ended December 31, 2011 and 2010 of ($175,112) and ($681,841), respectively.  The significant decrease in other expenses was largely attributable to a charge of $600,000 that we took in 2010 connection with the expiration of option that we purchased to acquire certain oil and gas rights.

We reported net losses during the years ended December 31, 2011 and 2010 of ($1,039,592) and ($1,431,462), respectively.  The decreased loss in 2011 as compared to 2010 was largely attributable to our decreased other expenses in 2010 as compared to 2011.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the years ended December 31, 2011 and 2010:

	Fiscal Year ended December 31,
	2011	2010
Net cash provided by (used) in operating activities	(58,039)	(59,673)
Net cash provided by (used) in investing activities	(522,343)	(790,000)
Net cash provided by (used) in financing activities	588,000	849,164
Net (decrease) increase in unrestricted cash and cash equivalents	7,618	(509)

Comparison of 2011 and 2010

In the year ended December 31, 2011 and 2010, we financed our operations primarily through the issuance of notes and the issuance of common stock for services.

Operating activities used ($59,673) of cash in 2010, as compared to ($58,039) of cash in 2011.  Major non-cash items that affected our cash flow from operations in 2010 were $600,000 for the write-off of an investment in an option to acquire oil and gas properties, and $241,000 for shares issued for compensation.  Our operating assets and liabilities supplied $480,789 of cash, most of which resulted from an increase in accounts payable of $297,682 and accrued expenses of $534,295 and a reclassification of our interest in Dynatech as net assets held for disposal of ($353,148).

Major non-cash items that affected our cash flow from operations in 2011 were $240,000 for the value of common stock issued for compensation, $146,500 for the value of common stock issued for services, $600,000 for the value of common stock issued for accrued wages, and $229,385 from the cancellation of indebtedness.  Our operating assets and liabilities used ($380,689) of cash, most of which resulted from a reduction of accrued expenses of ($443,198), which resulted when we settled accrued expenses by the issuance of 10,000,000 shares of common stock.

Investing activities provided (used) ($522,343) of cash in 2011, as compared to ($790,000) of cash in 2010.  In 2011, investing activities consumed cash as a result of two acquisitions of oil and gas properties.  In 2010, investing activities consumed cash as a result of $600,000 used to acquire an option to acquire some oil and gas properties and $190,000 loaned to Seawright Holdings, Inc.

Financing activities supplied $588,000 of cash in 2011 as compared to $849,164 of cash in 2010.  Most of the cash supplied in 2011 was derived from a loan of $500,000 issued to acquire some oil and gas properties for an equal amount.  Most of the cash supplied in 2010 was derived from a loan of $600,000 issued to acquire an option to acquire some oil and gas properties for an equal amount.

Liquidity

Our balance sheet as of December 31, 2011 reflects cash of $7,618, current assets of $223,393, current liabilities of $512,566, and a working capital deficit of ($289,173).

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2010 and 2011, and have no revenues for 2010 or 2011.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of preferred stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2011, there has not been any change in accountants, or any disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Darryl Reed, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective as described below.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Material Weaknesses

Based upon this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2011, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

3.	The company had not instituted, as of December 31, 2011, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

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

Section 16(a) Beneficial Ownership Reporting Compliance

For the year ended December 31, 2011, the following officers and directors failed to file the following Forms 3, 4 or 5:

●          Darryl Reed did not file a Form 4 reporting the receipt of 10,000,000 shares of common stock for accrued compensation on September 22, 2011;

●          Seawright Holdings, Inc. did not file a Form 3 reporting itself as a beneficial owner of more than 10% of the common stock of the Company upon its receipt of 10,000,000 shares of common stock on September 22, 2011;

●          Joel Sens did not file a Form 4 reporting the issuance of 10,000,000 shares of common stock on September 22, 2011 to Knox County Minerals, LLC, a subsidiary of Seawright Holdings, Inc., which he controls.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $	Stock Awards $ (1)	Option Awards $ (2)	All Other Compensation $	Total $

Darryl Reed, Chairman and CEO (3)	2011	$150,000	$--	$--	$--	$150,000
	2010	$150,000	$--	$--	$--	$150,000

(1)
Mr. Reed does not have an employment agreement.  The salary represents amounts accrued as an at-will employee. Mr. Reed received a stock grant of 10,000,000 shares of common stock that was applied to accrued compensation of $600,000 and therefore is not reflected in the above table.

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

Employment Agreements

We do not have any employment agreements with any of our officers.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Joel Sens	-	-	-	-	-	-	-

We do not have any policy regarding the compensation of directors and have paid no compensation for director services in the last two years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of April 13, 2012, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Darryl Reed (2)(3) 7351 (N) Lockport Place Lorton, VA 22079	15,010,309	44.3%

Joel Sens (2) 600 Cameron Street Alexandria, Virginia 22314	14,900,000	44.0%

All Officers and Directors as a Group	29,910,309	88.4%

(1) Based upon 33,853,237 shares of Common Stock issued and outstanding as of April 13, 2012.

(2) Darryl White’s shares include options to purchase 300 shares of common stock for $500 per share, which expire January 8, 2012.  All shares are owned outright.

(3) Joel Sens’s shares include 4,900,000 shares owned outright and 10,000,000 shares owned by Knox County Minerals, LLC, a subsidiary of Seawright Holdings, Inc., which he controls.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about our outstanding compensation plans under which shares of stock have been authorized:

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

As of December 31, 2011 and 2010, Seawright was also indebted to us for $65,000 for non-interest-bearing advances.

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

On September 22, 2011, we issued 10,000,000 shares of common stock to Darryl Reed, our chief executive officer, in payment of accrued compensation of $600,000.  The shares were valued at the market price on the date of approval by the board of directors.  Mr. Reed waived $11,795 of compensation as part of the settlement.

On September 22, 2011, we issued 10,000,000 shares of common stock to Seawright Holdings, Inc. in satisfaction of a note payable by the Company to Seawright in the original principal amount of $600,000.  Joel Sens, one of our officers and directors, is also an officer and director and significant shareholder of Seawright.  The shares were valued at the market price on the date of approval by the board of directors. Seawright waived $60,420 of interest as part of the settlement.

The Company leases office space from Capitol Home Remodeling, LC, which is partially owned by Darryl Reed, our chief executive officer.  As of December 31, 2011, we owed Capital Home Remodeling, LLC $22,150 for accrued but unpaid rental expense.

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

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board, or the OTCBB, and the OTCQB.  Since neither the OTCBB nor the OTCQB has its own rules for director independence, we use the definition of independence established by the NYSE Amex (formerly the American Stock Exchange).  Under applicable NYSE Amex rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2011 and 2010, we have retained Turner Jones & Associates, pllc (“Turner Jones”) as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

The following is a summary of the fees billed to the Company by Turner Jones for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

Fee Category	Fiscal 2010 Fees	Fiscal 2011 Fees
Audit Fees	$25,000	$ _____
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$25,000	$ _______

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

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2010 or 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           List the following documents filed as a part of the report:

(1)           All financial statements:  Audited financial statements of Next Generation Energy Corp. as of December 31, 2011 and 2010, and for the years ended December 31, 2011 and 2010, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)           Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

(3)           Those exhibits required by Item 601 of Regulation S-K (Section 229.601 of this chapter) and by paragraph (b) below.  Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation, under the name Micro Tech Industries, Inc. (incorporated by reference to the Company’s annual report on Form 10KSB filed on April 15, 1998)

3.2	Amendment to the Articles of Incorporation (incorporated by reference to the Company’s quarterly report filed on Form 10 Q filed on May 15, 1997)

3.3	Certificate of Change filed May 5, 2010 (incorporated by reference to the Form 8-K filed May 7, 2010)

3.4	Amendment to the Articles of Incorporation filed July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

3.5	Amended and Restated Bylaws (incorporated by reference to the Company’s annual report on Form 10KSB filed on November 12, 1999)

3.6	Amendment to Bylaws (incorporated by reference to the Form 8-K filed May 7, 2010)

10.1	Convertible Debenture Purchase Agreement by and among Next Generation Media Corp., Forge, LLC and Knox Gas, LLC dated July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

10.2	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.3	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.4	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.5	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.6	Promissory Note in the amount of $250,000 payable to Barbara Reed (incorporated by reference to Form 8-K filed March 23, 2011)

10.7	Promissory Note in the amount of $250,000 payable to Joel Sens (incorporated by reference to Form 8-K filed March 23, 2011)

10.8
Promissory Note dated March 25, 2010 payable by Seawright Holdings, Inc. to Next Generation Media Corporation in the principal amount of $125,000 (incorporated by reference to Form 10-K filed May 16, 2010)

10.9	Transfer and Assignment dated March 23, 2011 by and among Barbara Reed, Joel Sens, Next Generation Energy Corp. and Knox Gas, LLC (incorporated by reference to Form 8-K filed March 23, 2011)

10.10	Memorandum of Oral Sublease between Next Generation Energy Corp. and Capitol Homes Remodeling, LLC (incorporated by reference to Form 10-K/A filed March 2, 2012)

10.11	Oil and Gas Lease dated June 3, 2010 by and among Billy Ray Smith, Stella Smith and Hammons Fork Ventures, LLC (100 acres) (incorporated by reference to Form 10-K/A filed March 2, 2012)

10.12	Oil and Gas Lease dated June 3, 2010 by and among Billy Ray Smith, Stella Smith and Hammons Fork Ventures, LLC (20.2acres) (incorporated by reference to Form 10-K/A filed March 2, 2012)

10.13
Oil and Gas Lease dated June 3, 2010 by and among Billy Ray Smith, Stella Smith, Stacey Smith, Heather Smith and Hammons Fork Ventures, LLC (700 acres) (incorporated by reference to Form 10-K/A filed March 2, 2012)

10.14	Oil and Gas Lease dated May 26, 2010 by and among William J. Patterson, Sr. and Sharron F. Patterson and Knox Gas, LLC (400 acres) (incorporated by reference to Form 10-K/A filed March 2, 2012)

10.15	2012 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed March 22, 2012)

10.16	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed March 22, 2012)

11**	Statement re earnings per share

14	Code of Business Conduct and Ethics (incorporated by reference to Form 10-K filed May 16, 2010)

21*	List of subsidiaries

23*	Consent of Turner Jones & Associates, pllc

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith.

**         Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NEXT GENERATION ENERGY CORP.

Dated: April 16, 2012	/s/ Darryl Reed

Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: April 16, 2012	/s/ Darryl Reed

Darryl Reed, Chairman and Chief Executive Officer

Dated: April 16, 2012	/s/ Joel Sens

Joel Sens, Director

EXHIBIT A

Next Generation Energy Corp.

and Subsidiary

Consolidated Financial Statements

For The Years Ended December 31, 2011 and 2010

With Audit Report of Independent

Registered Public Accounting Firm

Turner, Jones & Associates, P.L.L.C.
Certified Public Accountants
108 Center Street, North, 2nd Floor
Vienna, Virginia 22180-5712
(703) 242-6500
FAX (703) 242-1600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Next Generation Energy Corp.
7351-N Lockport Place
Lorton, Virginia 22079

We have audited the accompanying consolidated balance sheet of Next Generation Energy Corp. and its subsidiary (a Nevada Incorporation) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Energy Corp. and subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Jones & Associates, PLLC

Vienna, Virginia

April 1, 2012

Next Generation Energy Corporation Consolidated Balance Sheets December 31, 2011 and 2010

ASSETS
	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$7,618	$-
Note receivable and advances-related party	203,315	-
Prepaid expenses	12,460	32,080

Total current assets	223,393	32,080

OIL & GAS PROPERTIES(FULL COST METHOD):
Evaluated	500,000	-
Mineral rights	18,455	-
		-

Gross oil & natural gas properties	518,455	-

Less: accumulated depletion	-	-

Net oil & natural gas properties	518,455	-

OTHER ASSETS:
Note receivable and advances – related party	-	195,795

Total other assets	-	195,795

TOTAL ASSETS	$741,848	$227,875

See accompanying notes and accountant’s audit report

Next Generation Energy Corporation Consolidated Balance Sheets December 31, 2011 and 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY
	2011	2010
CURRENT LIABILITIES:
Accounts payable	$113,144	$114,052
Accrued expenses	91,097	534,295
Cash overdraft	-	93
Net assets available for disposal	-	397,029
Accrued interest payable	9,876	5,063
Beneficial conversion feature	101,560	77,945
Convertible notes payable, net of debt discount of $41,112 and $22,055	196,888	122,055

Total current liabilities	512,565	1,250,532

LONG TERM LIABILITIES:
Accrued interest payable-related party	25,808	30,772
Note payable – related party	500,000	600,000

Total long term liabilities	525,808	630,772

Total liabilities	1,038,373	1,881,304

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized, 32,519,433 and 10,969,433 issued and outstanding	325,194	109,694
Preferred stock Series A, $0.001 par value, 500,000 shares authorized, zero issued outstanding	-	-
Preferred stock Series B, $0.001 par value, 500,000 shares authorized, zero issued outstanding	-	-
Stock subscription receivable	-	(60,000)
Additional paid in capital	11,856,440	9,735,444
Accumulated deficit	(12,478,159)	(11,438,567)

Total stockholders’ equity	(296,525)	(1,653,429)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$741,848	$227,875

 See accompanying notes and accountant’s audit report

Next Generation Energy Corporation Consolidated Statements of Operations For The Years Ended December 31, 2011 and 2010

	2011		2010
REVENUES:
		$-	$-
OPERATING EXPENSES:
General and administrative		797,302	686,662

Total operating expenses		797,302	686,662

Loss from operations		(797,302)	(686,662)

OTHER INCOME AND EXPENSES:
Other income		6,000	32,000
Gain (Loss) on beneficial conversion		34,648	(27,945)
Interest expense, net		(51,159)	(63,841)
Loan fees		(85,880)	-
Amortization of debt discount		(74,833)	(22,055)
Loss on sale of mineral rights		(3,888)	-
Expiration of mineral rights		-	(600,000)

Total other income and expenses		(175,112)	(681,841)

Loss before discontinued operations		(972,414)	(1,368,503)

Loss from discontinued operations		(67,178)	(62,959)

Loss applicable to common shareholders		$(1,039,592)	$(1,431,462)

Basic loss per common share	$		$(0.67)

Weighted average common shares		17,332,447	2,147,223
Diluted loss per common share		N/A	N/A
Fully diluted common shares		24,324,709	2,532,692

 See accompanying notes and accountant’s audit report

Next Generation Energy Corporation
Consolidated Statements of Stockholders’ Equity

			Stock	Additional
	Common Stock		Sub.	Paid In	Accum.
	Shares	Amount	Rec.	Capital	Deficit	Total

Balance December 31,2009	12,373	$124	$-	$7,503,354	$(9,879,038)	$(2,375,560)

Shares issued as compensation	10,107,000	101,070	-	34,930	-	136,000

Shares issued for services	850,000	8,500	(60,000)	156,500	-	105,000

Issuance of stock options	-	-	-	99,165	-	99,165

Gain on disposal of segment	-	-	-	1,941,495	-	1,941,495

Fractional shares	60	-	-	-	(1)	(1)

Net loss	-	-	-	-	(1,559,528)	(1,559,528)

Balance December 31, 2010	10,969,433	$109,694	$(60,000)	$9,735,444	$(11,438,567)	$(1,653,429)

Shares issued for accrued expenses	10,000,000	100,000	-	500,000	-	600,000

Shares issued for compensation	500,000	5,000	-	141,500	-	146,500

Shares issued to consultants	900,000	9,000	(32,000)	263,000	-	240,000

Stock options issued	-	-	-	16,404	-	16,404

Gain on disposal of subsidiary	-	-	-	464,207	-	464,207

Shares issued for loan extension	150,000	1,500		10,500		12,000

Cancellation of subscriptions			92,000	(92,000)		-

Cancellation of debts related parties				229,385		229,385

Debt discount on convertible debt				88,000		88,000

Shares issued for payment of notes payable	10,000,000	100,000	-	500,000	-	600,000

Net loss	-	-	-	-	(1,039,592)	(1,039,592)

December 31, 2011	32,519,433	$325,194	$-	$11,856,440	$(12,478,159)	$(296,525)

 See accompanying notes and accountant’s audit report

Next Generation Energy Corporation Consolidated Statements of Cash Flows For The Years Ended December 31, 2011 and 2010
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,039,592)	$(1,431,462)
Adjustments to reconcile net income to net cash Provided by operating activities:
Loss on gas & oil properties		600,000
Loss on disposal of assets	3,888	-
Derivative adjustment	(34,648)	27,945
Stock issued for services	240,000	105,000
Stock issued for compensation	146,500	136,000
Stock issued for loan fee	12,000	-
Stock issued for accrued wages	600,000	-
Loan fee for convertible debt	73,880	-
Cancellation of indebtedness	229,385	-
Issuance of stock options	16,404	-
Depreciation and amortization	74,833	22,055
Decrease (increase) in assets
Prepaid expenses and other current assets	20,070	(28,080)
Accrued interest receivable– related party	(7,520)	(5,795)
Net assets for disposal	-	(353,148)
Increase (decrease) in liabilities
Accounts payable	(1,358)	297,682
Accrued expenses	(443,198)	534,295
Accrued interest payable	4,813	5,062
Accrued interest payable – related party	(4,964)	30,773
Cash overdraft	(93)	-
Beneficial conversion	51,561	-

Net cash flows (used) by operating activities	(58,039)	(59,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable – related party	-	(190,000)
Sale of mineral rights	7,926	-
Investment in oil & gas properties	(500,000)	(600,000)
Investment in royalty interest	(30,269)	-

Net cash flows provided by investing activities	(522,343)	(790,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable – related party	500,000	600,000
Convertible notes payable	88,000	150,000
Fractional shares	-	(1)
Exercise of stock options	-	99,165

Net cash flows provided by financing activities	588,000	849,164

NET (DECREASE) IN CASH	7,618	(509)

CASH, BEGINNING OF PERIOD	-	509

CASH, END OF PERIOD	$7,618	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$	$151,782

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

Shares issued for accrued wages	$500,000	-
Shares issued for consulting fees	240,000	165,000
Shares issued as compensation	146,500	136,000
Shares issued for loan extension	12,000	-
Loan fees for convertible debt	73,880	-
Cancellation of indebtedness	229,385	-
Issuance of stock options	16,404	-

 See accompanying notes and accountant’s audit report

Next Generation Energy Corporation
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2011 and 2010

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

The Company did not record any depreciation expense for 2010 or 2011.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred.  The Company incurred no advertising costs in the years ended December 31, 2011 and 2010.

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

Stock Based Compensation:

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the years ended December 31, 2011 and 2010 was $146,500 and $136,000, respectively.

Liquidity:

As shown in the accompanying financial statements, the Company recorded a net (loss) of ($1,039,593) and ($1,559,528) during the year ended December 31, 2011 and 2010, respectively. The Company’s total liabilities exceeded its total assets by $296,525 as of December 31, 2011.

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

Depletion:

Oil and gas producing property costs are amortized using the unit of production method.  The Company did not record any amortization expense in the twelve months ended December 31, 2011.

Research and Development:

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the years ended December 31, 2011 and 2010.

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

Earnings Per Common Share:

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”).  Under SFAS No. 128, basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding.  Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilative common shares outstanding during the period.  The Company had 1,000,300 options issued and outstanding as of December 31, 2011 to purchase stock at a weighted average exercise price of $0.60.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Energy Corporation and its subsidiary Next Generation Royalties, LLC for the year ended December 31, 2011 and 2010.  All inter-company balances and transactions have been eliminated in consolidation.

The financial statements for the fiscal year ended 2010 have been restated in this Form 10-K to reflect the assets and liabilities of Dynatech, LLC, formerly a consolidated subsidiary of the Company, as “net assets available for disposal” in current liabilities.

New Accounting Pronouncements:

The Company did not adopt any new accounting standards that had a material impact on the financial statements.

NOTE 2 – NOTES PAYABLE

Notes payable at December 31, 2011 and 2010 consists of the following:

	2011	2010

Note payable‐Forge, LLC, bearing interest at 18.00% per annum, the
loan is payable at maturity in July 2012 plus accrued interest. (2)	$150,000	$122,055

Note payable – Asher Enterprises, bearing interest at 8.00% per annum, all principle and accrued interest is payable at maturity in March 2012.(3)		-
	35,000
Note payable – Asher Enterprises, bearing interest at 8.00% per annum, all principle and accrued interest is payable at maturity in May 2012.(3)	53,000	-

Note payable-Knox County, LLC, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in March 2015	-	600,000

Notes payable-Joel Sens and Barbara Reed, bearing interest at 6% per annum, all principle and accrued interest is payable at maturity on February 21, 2016,	500,000	-

Total notes payable	738,000	722,055

Less: current maturities	238,000	122,055

Long term portion	$500,000	$600,000

(1)	Notes payable at December 31, 2011 have been restated to eliminate notes payable of Dynatech, LLC, a partially owned subsidiary that was sold in March 2011.

(2)	Obligation to Forge, LLC for $150,000, bearing interest at 18.00% per annum, the loan in payable at maturity in July 2012 plus accrued interest. The note is secured by certain oil and gas properties owned by Knox Gas, LLC, a subsidiary of the Company. The note is convertible to common stock at a conversion price equal to 75% of the average of the closing prices of the Common Stock for the 10 trading days immediately preceding a conversion date. The balance outstanding at December 31, 2011 was $150,000 plus accrued interest of $5,062.50. Our obligation to Forge, LLC contains an embedded beneficial conversion feature since the fair value of our common stock on the date of issuance was in excess of the effective conversion price. The embedded beneficial conversion feature was recorded by allocating a portion of the proceeds equal to the intrinsic value of the feature to “Additional paid-in-capital”. The intrinsic value of the feature is calculated on the issuance date by multiplying the difference between the quoted market price of our common stock and the effective conversion price by the number of common shares into which the note may be converted. The resulting discount on the immediately convertible shares is recorded within “Additional paid-in capital” and is amortized over the period from the date of issuance of the to the stated maturity date. The amount of the discount was $50,000, of which $22,055 was amortized in 2010 and the balance was amortized in 2011.

(3)
During 2011, the Company entered into two Convertible Promissory Notes. The Convertible Notes are unsecured and accrue interest 8% per annum payable upon maturity. The note holders have the option to convert any unpaid principal and accrued interest at any time to the Company’s common stock at a rate of 55% of the average three trading days low out of the immediately preceding ten trading days.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company is currently leasing office space on a month to month basis from Capitol Home Remodeling, LLC, a company partly owned by the Chief Executive Officer, for $1,300 per month. Rent expense for each of the years ended December 31, 2011 and 2010 was $15,600.

The Company may become party to various legal matters encountered in the normal course of business.  In the opinion of management and legal counsel, the resolution of these matters will not have a material adverse effect on the Company’s financial position or the future results of operations.

NOTE 4 – INCOME TAXES

Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.

Management has provided a valuation allowance for the total net deferred tax assets as of December 31, 2011 and 2010, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

The company will file a consolidated return, with a tax liability of $0 for the year 2011.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share. There were 32,519,433 shares issued and outstanding at December 31, 2011.

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

●	In 2010, we issued 300,000 shares of common stock upon the exercise of options with an exercise price of $0.30 per share, and recorded the option consideration as a subscription receivable.

During 2011 the Company issued shares of common stock in the following transaction:

●	In September 2011, we issued 10,000,000 shares of common stock to Darryl Reed, our chief executive officer, in satisfaction of $600,000 of accrued compensation;
●	In September 2011, we issued 500,000 shares to an employee for compensation valued at $146,500;
●	In the quarter ended June 30, 2011, we issued 900,000 shares to consultants valued at $240,000;
●	In September 2011, we issued 10,000,000 shares to Seawright Holdings, Inc. in satisfaction of a note payable to Seawright in the original principal amount of $600,000.
●	During the fourth quarter of 2011, we issued 150,000 shares valued at $12,000 in exchange for an extension of a convertible note payable.

Options/Warrants

Transactions involving options issued in the years ended December 31, 2011 and 2010 are summarized below:

	Options/Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2009	480	$500.00
Issued	1,100,000	.30
Options exercised	300,000	.30
Cancelled/Expired	-	--
Outstanding as of December 31, 2010	800,480	$500.00
Issued	200,000	0.30
Exercised	-	0.30
Cancelled/Expired	180	$500.00
Outstanding as of December 31, 2011	1,000,300	$0.60

Total stock-based compensation expense recognized by for the years ended December 31, 2011 and 2010 attributable to the issuance of options was $16,404 and $99,165, respectively. The weighted-average significant assumptions used to determine the fair those fair values, using a Black-Scholes option pricing model are as follows:

2011

Significant assumptions (weighted-average):	$0.30
Risk-free interest rate at grant date	0.72%
Expected stock price volatility	56.03%
Expected dividend payout	0%
Expected option life (in years)	4.2 years

2010

Significant assumptions (weighted-average):	$0.37
Risk-free interest rate at grant date	0.07% 1.928%
Expected stock price volatility	22.79%
Expected dividend payout	0%
Expected option life (in years)	4 years 10 months

The weighted average remaining contractual life of the options and warrants issued by the Company as of December 31, 2011 is set forth below.

Date of Issuance	Number of Options/Warrants	Exercise Price	Contractual Life	Weighted Average Remaining Contractual Life (Years)
January 29, 2002	300	500.00	10 years	0.1
October 22, 2010	800,000	0.30	5 years	4.0
March 30, 2011	200,000	0.30	10 years	9.25
	1,000,300			5.2

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

NOTE 6 – RECLASSIFICATIONS

Certain amounts on the 2010 financial statements have been reclassified to conform to the 2011 presentation.

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

NOTE 8 – ACQUISITION OF ASSETS

On March 22, 2011, the Company purchased all of the membership interests of Knox Gas, LLC for $500,000.  The purchase price is payable pursuant to two promissory notes in the amount of $250,000 each that are payable to Joel Sens and Barbara Reed.  Mr. Sens is an officer and director of the Company.  Mrs. Reed is the spouse of Darryl Reed, who is an officer and director of the Company.

Knox Gas, LLC owns a lease of 100 acres, which contains five drilled wells; a lease of 20.2 acres, which contains two drilled wells; a lease of 700 acres which contains no wells, and a lease of 400 acres, which contains three drilled wells.  The properties have been appraised at $624,360 by an independent valuation firm.  Prior to the Company’s acquisition of Knox Gas, LLC, Knox Gas, LLC had agreed to guarantee a loan obtained by the Company in July 2011 in the amount of $150,000, and pledged its interest in the wells to secure the guarantee. See Note 2 – Notes Payable.

During the year ended December 31, 2011, the Company purchased four royalty interests in existing oil or gas wells on three different properties for aggregate consideration of $30,269. The Company sold one of the interests in the fourth quarter for $7,925 and recognized a loss of $3,889

NOTE 9 – DISPOSAL OF ASSETS

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

NOTE 10- CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Convertible Promissory Note in July 2010. The Convertible Note accrues interest at 18% per annum which is payable and due quarterly. The note holder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of 75% of the average closing price of the last ten days of trading any time after the issuance date of the note.

During 2011, the Company entered into two Convertible Promissory Notes. The Convertible Notes accrue interest 8% per annum payable upon maturity. The note holders have the option to convert any unpaid principal and accrued interest at any time to the Company’s common stock at a rate of 55% of the average three trading days low out of the immediately preceding ten trading days.

In accordance ASC 470-20, the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. During the year ended December 31, 2011 the Company recognized $34,648 as a loss in the beneficial conversion feature.

NOTE 11 – SEGMENT INFORMATION

The Company had one reportable segment for the years ended December 31, 2011and 2010, and accordingly is not required to present financial information by segment

NOTE 12 – PREFERRED STOCK

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

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company has a short term obligation to Capital Home Remodeling, LLC for $22,150.  Capital Home Remodeling, LLC is partially owned by Darryl Reed, our chief executive officer.  The Company leases its office space from Capital Home Remodeling, LLC.

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

On May 4, 2010, United conveyed to the Company its 35% interest in Dynatech, LLC, which owns a commercial property located at 7644 Dynatech Court, Springfield, Virginia 22153 (the “Property”).  The Property was subject to a first mortgage of $3,700,000 and was recently appraised at $5,000,000.  United had previously borrowed $500,000 from Virginia Commerce Bank, and Dynatech, LLC had allowed United to secure the loan with a second mortgage against the Property.  As a result of the loan United no longer had any equity in Dynatech, LLC.  In the transaction, the Company paid United $10.

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

As of December 31, 2011 and 2010, Seawright was also indebted to us for $65,000 for non-interest-bearing advances.

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

During the fourth quarter of 2011, the Company issues 150,000 shares valued at $12,000 in exchange for an extension of a convertible note payable.

NOTE 14 – OPTIONS TO PURCHASE MINERAL RIGHTS

On April 16, 2010, the Company entered into an Assignment and Assumption Agreement with Knox County Minerals, LLC (“Knox County”), under which the Company acquired Knox County’s interest in a Real Estate Purchase Option (the “Purchase Option”) dated March 25, 2010 by and between Knox County and James R. Golden and John C. Slusher (the “Sellers”).   Under the Purchase Option, the Company had the right to purchase the oil and gas mineral rights under 6,615 acres of land in Knox County, Kentucky for $1,575,000, less $100,000 paid by Knox County upon execution of the Purchase Option and less any amounts paid to extend the time to exercise the Purchase Option.  In consideration for the assignment of the Purchase Option, the Company agreed to pay Knox County (a) $600,000 in the form of a promissory note secured by the property, (b) a 9% overriding royalty interest in all gross gas that is produced from the property, and (c) conveyance of a parcel containing 1,100 acres in the event the Purchase Option is exercised.  The promissory note provides that it would be secured by the property acquired upon exercise of the Purchase Option, provides for interest at the rate of 6% per annum, and all principal and interest is payable in full sixty (60) months from the date of the note, or April 16, 2015. On March 25, 2010, we loaned $125,000 to Seawright Holdings, Inc. (“Seawright”) pursuant to a promissory note that bears interest at 6% per annum, and is payable in full 24 months after the date of the note. The loan proceeds were used by Knox County, a subsidiary of Seawright, to pay the down payment under the Purchase Option.

The Purchase Option provided that it had to be exercised within 120 days after March 25, 2010, provided that it could be extended for up to four thirty (30) day periods upon payment to the Sellers of $25,000.

The Company paid $25,000 to extend the deadline to close for thirty days, but did not close by the extended closing deadline, which has expired.

NOTE 15 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the year ended December 31, 2011 and 2010, the Company has incurred operating losses of $1,039,592 and $1,559,528, respectively. In addition, the Company has a deficiency in stockholder’s equity of $296,526 and $1,653,429 at December 31, 2011 and 2010, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to year end, a convertible debt holder converted $30,000 in exchange for 1,333,804 shares of common stock.

Management has evaluated the Company’s activity since the end of the period on December 31, 2011, and in their opinion has determined that no additional material subsequent events occurred that would require disclosure in the financial statements.