Form 10-Q
period 2012-03-31
NEXT GENERATION ENERGY CORP.
filed 2012-05-21
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  As of May 11, 2012 there were 33,853,237 shares of common stock, $0.01 par value issued and outstanding.

NEXT GENERATION ENERGY CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$0	$7,618
Prepaid expenses and other current assets	16,315	12,460
Note receivable and advances-related party	205,185	203,315
Total current assets	221,500	223,393

OIL AND GAS PROPERTIES (FULL COST METHOD):
Evaluated	500,000	500,000
Mineral rights	18,455	18,455
Gross oil and gas properties	518,455	518,455

Less – accumulated depletion	-	-

Net oil and natural gas properties	518,455	518,455

TOTAL ASSETS	$739,955	$741,848

CURRENT LIABILITIES:
Accounts payable	$92,795	$108,144
Cash overdraft	77
Accrued expenses	137,347	91,097
Advances-related party	40,000	-
Accrued interest payable	18,443	9,876
Beneficial conversion feature	54,806	101,561
Convertible notes payable, net of debt discount	196,219	196,888
Total current liabilities	539,687	507,566

Long term debt, less current maturities:
Accrued interest payable – related party	33,288	25,808
Note payables – related parties	500,000	500,000
Total long term liabilities	533,288	525,808

Total liabilities	1,072,975	1,033,374

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS - continued
MARCH 31, 2012 AND DECEMBER 31, 2011
(continued)

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 33,853,237 and 32,519,433 shares issued and outstanding	338,532	325,194
Preferred stock Series A, $0.001 par value, 500,000 shares authorized, zero issued and outstanding	-	-
Preferred stock Series B, $0.001 par value, 500,000 shares authorized, zero issued and outstanding	-	-
Stock subscription receivable	(62,135)	(62,135)
Additional paid in capital	11,912,890	11,753,075
Accumulated deficit	(12,522,307)	(12,307,660)
Total stockholders’ equity	(333,020)	(291,526)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$739,955	$741,848

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	Three months ended March 31,
	2012	2011
REVENUES:
Royalty income	$462	$-

OPERATING EXPENSES:
Administrative	75,204	56,686
Total operating expenses	75,204	56,686

(LOSS) FROM OPERATIONS	(74,742)	(56,686)

OTHER EXPENSES:
Gain on derivative adjustment	13,498	12,329
Amortization of debt discount	(29,332)	(12,329)
Gain on conversion	290	-
Interest expense, net	(14,175)	(26,106)
Total other expenses	(29,719)	(26,106)

Net Income (loss) before income taxes	(104,461)	(82,792)

Provision for income taxes	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(104,461)	(82,792)

GAIN/(LOSS) FROM DISCONTINUED OPERATIONS	-	(67,178)

NET (LOSS)	(104,461)	(149,970)

Net (loss) per common share-basic (Note A)	(0.00)	(.02

Net Loss per common stock-assuming fully diluted (Note A)	(see Note A)	(see Note A)

Weighted average number of common shares outstanding-basic	33,262,318	10,969,343

Weighted average number of common shares outstanding-fully diluted	(see Note A)	(see Note A)

See the accompanying notes to the unaudited financial statements.

Next Generation Energy Corporation
Statements of Stockholders’ Equity

				Additional
	Common Stock		Stock	Paid In	Accum.
	Shares	Amount	Sub. Rec	Capital	Deficit	Total

Balance December 31, 2011	32,519,433	$325,194	$(62,135)	$11,863,261	$(12,417,846)	$(291,526)

Debt conversions	1,333,804	13,338	-	49,629	-	62,967

Net loss	-	-	-	-	(104,461)	(104,461)

Balance March 31, 2012	33,853,237	$338,532	$(62,135)	$11,912,890	$(12,522,307)	$(333,020)

See the accompanying notes to the unaudited financial statements.

Next Generation Energy Corporation
Statements of Cash Flows
For The Three Month Periods Ended March 31, 2012 and 2011

	(Unaudited)	(Unaudited)
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(104,461)	$(149,970)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of subsidiary	-	464,207
Amortization of debt discount	29,332	12,329
(Gain) on beneficial conversion	(13,498)	(12,329)
Issuance of stock options	-	16,403
Gain on conversion	(290)
Increase (decrease) in assets
Prepaid expenses and other current assets	(3,855)	1,580
Note receivable- accrued interest	(1,870)	(1,850)
Increase (decrease) in liabilities
Accounts payable	(15,350)	27,925
Cash drawn in excess of available balance	77	-
Accrued interest	16,047	8,877
Accrued expenses	46,250	29,847
Net assets available for disposal	-	(397,029)

Net cash flows provided (used) by operating activities	(47,618)	(10)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and natural gas properties	-	(500,000)
Net cash flows (used) by investing activities	-	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable – related parties	-	500,000
Advance-related party	40,000	-
Net cash flows provided by financing activities	40,000	500,000

NET INCREASE (DECREASE) IN CASH	(7,618)	(10)

CASH, BEGINNING OF PERIOD	7,618	(93)

CASH, END OF PERIOD	$-	$(103)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Debt Conversion, Converted Instrument, Amount	62,967	-

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2012 (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

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

Gas and Oil Properties

The Company will follow the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company’s unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proven natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in natural gas and oil properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At March 31, 2012, the Company had completed the acquisition of 1,220 acres of mineral leases containing 10 shut-in well sin Knox County, Kentucky.  Decreases in market prices, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments.

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

Depletion

Oil and gas producing property costs are amortized using the unit of production method.  The Company did not record any amortization expense in the three months ended March 31, 2012 or 2011.

NOTE A - SUMMARY OF ACCOUNTING POLICIES - continued

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. During the three months ended March 31, 2012 and 2011, the Company did not recognize any impairment.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three months ended March 31, 2012 and 2011.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations no  advertising costs for the three months ended March 31, 2012 and 2011, respectively.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2012 and 2011 was $0 and $16,403, respectively.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three month periods ended March 31, 2012 and 2011 was 33,262,318 and 10,969,343.  The diluted weighted average shares outstanding for the three month periods ended March 31, 2012 and 2011 was 43,887,273 and 12,456,516. In determining the number of shares used in computing diluted loss per share for the three month periods ended March 31, 2012 and 2011, common stock equivalents derived from shares issuable from the exercise of stock options are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company had a net loss from operations of ($104,461), during the three month period ended March 31, 2012.  The Company’s total liabilities exceeded its total assets by $333,020 as of March 31, 2012.

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

Fair Values

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

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B - NOTES PAYABLE

Notes payable at March 31, 2012 and December 31, 2011 consists of the following:

	March 31, 2012	December 31, 2011

Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2011 plus accrued interest (1)	$150,000	$150,000

Note payable-Asher, bearing interest at 6% per annum, the loan is payable at maturity in March 2012 plus accrued interest (2)	5,000	35,000

Note payable-Asher, bearing interest at 8% per annum, the loan is payable at maturity in May of 2012 plus accrued interest (2)	41,219	53,000

Notes payable-Joel Sens and Barbara Reed, bearing interest at 6% per annum, all principle and accrued interest is payable at maturity on February 21, 2016.	500,000	500,000

Total notes payable	696,219	738,000

Less: current maturities	196,219	238,000

Long term portion	$500,000	$500,000

(1)
Obligation to Forge, LLC for $150,000, bearing interest at 18.00% per annum, the loan in payable at maturity in July 2012 plus accrued interest.  The note is secured by certain oil and gas properties owned by Knox Gas, LLC, a subsidiary of the Company.  The note is convertible to common stock at a conversion price equal to 75% of the average of the closing prices of the Common Stock for the 10 trading days immediately preceding a conversion date.  The balance outstanding at December 31, 2011 was $150,000 plus accrued interest of $5,062.50. Our obligation to Forge, LLC contains an embedded beneficial conversion feature since the fair value of our common stock on the date of issuance was in excess of the effective conversion price.  The embedded beneficial conversion feature was recorded by allocating a portion of the proceeds equal to the intrinsic value of the feature to “Additional paid-in-capital”. The intrinsic value of the feature is calculated on the issuance date by multiplying the difference between the quoted market price of our common stock and the effective conversion price by the number of common shares into which the note may be converted.  The resulting discount on the immediately convertible shares is recorded within “Additional paid-in capital” and is amortized over the period from the date of issuance of the to the stated maturity date.  The amount of the discount was $50,000, of which $22,055 was amortized in 2010 and the balance in 2011.

(2)
During 2011, the Company entered into two Convertible Promissory Notes. The Convertible Notes are unsecured and accrue interest 8% per annum payable upon maturity. The note holders have the option to convert any unpaid principal and accrued interest at any time to the Company’s common stock at a rate of 55% of the average three trading days low out of the immediately preceding ten trading days.

NOTE C – OPTIONS

Non-Employee Stock Options

The weighted average remaining contractual life of the options and warrants issued by the Company as of March 31, 2012 is set forth below:

Date of Issuance	Number of Options/Warrants	Exercise Price	Contractual Life	Weighted Average Remaining Contractual Life (Years)

October 22, 2010	800,000	0.30	5 years	3.58
	800,000			3.58

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	800,300	$0.30
Granted	-
Exercised	-	-
Canceled or expired	300	$500.00
Outstanding at March 31, 2012	800,000	$0.30

Total stock-based compensation expense recognized by us for the three months ended March 31, 2012 and 2011 attributable to the issuance of options was $0 and $0, respectively.

NOTE D - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  Management has provided a valuation allowance for the total net deferred tax assets as of March 31, 2012, as they believe it is more likely than not that the entire amount of deferred assets will not be realized.

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized in the near future.

NOTE E – COMMON STOCK

At March 31, 2012, the Company’s authorized capital stock was 50,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 33,853,237 shares of common stock, and no shares of preferred stock.

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

The Company is obligated under two other Convertible Promissory Notes. The Convertible Notes are unsecured and accrue interest 8% per annum payable upon maturity. The note holders have the option to convert any unpaid principal and accrued interest at any time to the Company’s common stock at a rate of 55% of the average three trading days low out of the immediately preceding ten trading days.

In accordance ASC 470-20, the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. During the quarter ended March 31, 2012 the Company recognized $13,498 as a gain in the beneficial conversion feature.

NOTE G – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three month period ended March 31, 2012, the Company incurred an operating loss of ($104,461). In addition, the Company has a deficiency in stockholder’s equity of ($333,020) and ($291,526) at March 31, 2012 and December 31, 2011, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

NOTE H – RELATED PARTY TRANSACTIONS

During the first quarter of 2012, Mr. Reed’s spouse advanced the Company $40,000 on an unsecured basis with no set repayment terms

NOTE I – CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. There were 33,853,237 and 0 shares of common stock and preferred stock, respectively, issued and outstanding at March 31, 2012.  During the three months ended March 31, 2012, the Company issued 1,333,804 shares of common stock upon the conversion of $62,967 of convertible notes.

NOTE J - SUBSEQUENT EVENTS

None.

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

General Overview

During the quarter ended March 31, 2010, the Company decided to cease operations at its United Marketing Solutions, Inc. subsidiary because of continued operating losses and the termination of all franchise relationships.  As a result of the termination of operations, the Company decided to dispose of United Marketing Solutions, Inc.    Accordingly, in 2011 the results of our real estate operations are presented separately on the consolidated income statement as discontinued operations.

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

Results of Operations

During the three month periods ended March 31, 2012 and 2011, the Company’s revenues were $462 and zero, respectively.  In early 2010, we terminated operations at our United Marketing Solutions, Inc. subsidiary.  In late 2010, we lost all of our tenants in our rental real estate, and therefore decided to dispose of it in the first quarter of 2011.  In 2010, we decided to go into the business of acquiring oil and gas properties, but only made our first acquisition of non-revenue producing properties in the first quarter of 2011.   We made a number of smaller acquisitions of interests in producing wells later in 2011.

Total operating expenses were $75,204 for the three months ending March 31, 2012 compared to $69,015 for the three months ending March 31, 2011.  As a result, the Company had operating losses of ($74,742) and ($69,015) in the three months ended March 31, 2012 and 2011, respectively.

In the three months ended March 31, 2012 and 2011, the Company recorded other income (expense) of ($29,719) and ($13,777), respectively.  The significant increase in other expense in 2012 as compared to 2011 was attributable interest expense and amortization of debt discounts.

The Company realized a net loss for the three months ended March 31, 2012 of ($104,461) as compared to a net loss of ($149,970) in the three months ended March 31, 2011.

Liquidity and Sources of Capital

The Company’s balance sheet as of March 31, 2012 reflects current assets of $221,500, current liabilities of $539,687 and a working capital deficit of $318,187.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the three months ended March 31, 2012, and only have revenues of $462 for 2012.  These factors create an uncertainty about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of Notes to Financial Statements. At this time, we are not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. However, as we begin actual oil and gas operations, we will be required to make estimates and assumptions typical of other companies in the oil and gas business.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Darryl Reed, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective due to insufficient segregation of duties of incompatible functions and the lack of specific fraud controls.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2012, we issued 1,333,804 shares of common stock upon the conversion of $62,967 of convertible notes. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS.

31	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEXT GENERATION ENERGY CORP.
Date: May 15, 2012	/s/ Darryl Reed
By: Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)