Form 10-K/A
period 2011-12-31
NEXT GENERATION ENERGY CORP.
filed 2012-07-09
CIK 356292

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

P.O. Box 1575, Annandale, Virginia 22003
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 33,853,237 shares as of May 18, 2012.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the period ending December 31, 2011 is being filed to change the accounting relating to certain shares and options issued by the Registrant in 2011, and related disclosures.

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

During the years ended December 31, 2011 and 2010, we incurred operating expenses of $736,989 and $686,662, respectively.  Our operating expenses decreased primarily as a result of decreased compensation expense paid for by the issuance of shares of common stock and stock options.

We reported loss from continued operations during the years ended December 31, 2011 and 2010 of ($736,989) and ($686,662), respectively.  The decreased operating loss in 2011 as compared to 2010 was attributable to decreased general and administrative expenses resulting from decreased issuances of common stock and stock options for services in 2011 as compared to 2010.

We incurred other expenses during the years ended December 31, 2011 and 2010 of ($175,112) and ($681,841), respectively.  The significant decrease in other expenses was largely attributable to a charge of $600,000 that we took in 2010 connection with the expiration of option that we purchased to acquire certain oil and gas rights.

We reported net losses during the years ended December 31, 2011 and 2010 of ($979,279) and ($1,559,528), respectively.  The decreased loss in 2011 as compared to 2010 was largely attributable to our decreased other expenses in 2010 as compared to 2011.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the years ended December 31, 2011 and 2010:

	Fiscal Year ended December 31,
	2011	2010
Net cash provided by (used) in operating activities	(236,004)	39,491
Net cash provided by (used) in investing activities	(522,343)	(790,000)
Net cash provided by (used) in financing activities	765,965	750,000
Net (decrease) increase in unrestricted cash and cash equivalents	7,618	(509)

Comparison of 2011 and 2010

In the year ended December 31, 2011 and 2010, we financed our operations primarily through the issuance of notes and the issuance of common stock for services.

Operating activities provided $39,491 of cash in 2010, but used ($236,004) of cash in 2011.  Major non-cash items that affected our cash flow from operations in 2010 were $600,000 for the write-off of an investment in an option to acquire oil and gas properties, $241,000 for shares issued for compensation, and $99,165 for the value of stock options issued in 2010.  Our operating assets and liabilities supplied $608,854 of cash, most of which resulted from an increase in accounts payable of $297,682 and accrued expenses of $534,295 and a reclassification of our interest in Dynatech as net assets held for disposal of ($225,083).

Major non-cash items that affected our cash flow from operations in 2011 were $172,000 for the value of common stock issued for compensation, $600,000 for the value of common stock issued for accrued wages, $60,420 from the cancellation of indebtedness, $126,590 for the issuance of stock options, $74,833 for depreciation and amortization, and $73,880 for a loan fee to extend the maturity date of convertible debt.  Our operating assets and liabilities used ($385,688) of cash, most of which resulted from a reduction of accrued expenses of ($443,198), which resulted when we settled accrued expenses by the issuance of 10,000,000 shares of common stock.

Investing activities provided (used) ($522,343) of cash in 2011, as compared to ($790,000) of cash in 2010.  In 2011, investing activities consumed cash as a result of two acquisitions of oil and gas properties.  In 2010, investing activities consumed cash as a result of $600,000 used to acquire an option to acquire some oil and gas properties and $190,000 loaned to Seawright Holdings, Inc.

Financing activities supplied $765,965 of cash in 2011 as compared to $750,000 of cash in 2010.  Most of the cash supplied in 2011 was derived from a loan of $500,000 issued to acquire some oil and gas properties for an equal amount, the issuance of $88,000 of convertible notes, and $172,965 from the exercise of stock options.  Most of the cash supplied in 2010 was derived from a loan of $600,000 issued to acquire an option to acquire some oil and gas properties for an equal amount, and $150,000 received upon issuance of a convertible note to an investor.

Liquidity

Our balance sheet as of December 31, 2011 reflects cash of $7,618, current assets of $223,393, current liabilities of $507,566, and a working capital deficit of ($284,173).

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

●           Seawright Holdings, Inc. did not file a Form 3 reporting itself as a beneficial owner of more than 10% of the common stock of the Company when the Company issued 10,000,000 shares of common stock on September 22, 2011 to Knox County Minerals, LLC, a wholly-owned subsidiary of the Company;

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

Summary Compensation Table

Name and Principal Position	Year	Salary $	Stock Awards $ (1)	Option Awards $ (2)	All Other Compensation $	Total $

Darryl Reed, Chairman and	2011	$150,000	$--	$--	$--	$150,000
CEO (3)	2010	$150,000	$--	$--	$--	$150,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of May 11, 2012, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Darryl Reed (2) 7351 (N) Lockport Place Lorton, VA 22079	15,010,009	44.3%

Joel Sens (3) 600 Cameron Street Alexandria, Virginia 22314	14,900,000	44.0%

All Officers and Directors as a Group	29,910,309	88.4%

(1) Based upon 33,853,237 shares of Common Stock issued and outstanding as of May 11, 2012.

(2) All shares are owned outright.

(3) Joel Sens’s shares include 4,900,000 shares owned outright and 10,000,000 shares owned by Knox County Minerals, LLC, a subsidiary of Seawright Holdings, Inc., which he controls.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)

Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders 2010 Stock Option Plan	800,000	0.30	100,000
Total	800,000	0.30	100,000

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

The following is a summary of the fees billed to the Company by Turner Jones for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

Fee Category	Fiscal 2010 Fees	Fiscal 2011 Fees
Audit Fees	$25,000	$51,762
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$25,000	$51,762

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

10.14	Oil and Gas Lease dated May 26, 2010 by and among William J. Patterson, Sr. and Sharron F. Patterson and Knox Gas, LLC (400 acres) (incorporated by reference to Form 10-K/A filed March 2, 2012)

10.15	2012 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed March 22, 2012)

10.16	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed March 22, 2012)

11**	Statement re earnings per share

14	Code of Business Conduct and Ethics (incorporated by reference to Form 10-K filed May 16, 2010)

21	List of subsidiaries (incorporated by reference to Form 10-K filed April 18, 2012)

23*	Consent of Turner Jones & Associates, pllc

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith.

**         Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NEXT GENERATION ENERGY CORP.

Dated: June 27, 2012	/s/ Darryl Reed

Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: June 27, 2012	/s/ Darryl Reed

Darryl Reed, Chairman and Chief Executive Officer

Dated: June 27, 2012	/s/ Joel Sens

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

Restated June 27, 2012

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

See accompanying notes and accountant’s audit report

Next Generation Energy Corporation
Consolidated Balance Sheets
December 31, 2011 and 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2011	2010
CURRENT LIABILITIES:
Accounts payable	$108,144	$114,052
Accrued expenses	91,097	534,295
Cash overdraft	-	93
Net assets available for disposal	-	397,029
Accrued interest payable	9,876	5,063
Beneficial conversion feature	101,561	77,945
Convertible notes payable, net of debt discount of $41,112 and $22,055	196,888	122,055

Total current liabilities	507,566	1,250,532

LONG TERM LIABILITIES:
Accrued interest payable-related party	25,808	30,772
Note payable – related party	500,000	600,000

Total long term liabilities	525,808	630,772

Total liabilities	1,033,374	1,881,304

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000
shares authorized, 32,519,433 and 10,969,433
issued and outstanding	325,194	109,694
Preferred stock Series A, $0.001 par value,
500,000 shares authorized, zero issued
outstanding	-	-
Preferred stock Series B, $0.001 par value,
500,000 shares authorized, zero issued
outstanding	-	-
Stock subscription receivable	(62,135)	(60,000)
Additional paid in capital	11,863,261	9,735,444
Accumulated deficit	(12,417,846)	(11,438,567)

Total stockholders’ equity	(291,526)	(1,653,429)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$741,848	$227,875

See accompanying notes and accountant’s audit report

 Next Generation Energy Corporation
Consolidated Statements of Operations
For The Years Ended December 31, 2011 and 2010

	2011		2010

REVENUES:		$-	$-

OPERATING EXPENSES:
General and administrative		736,989	686,662

Total operating expenses		736,989	686,662

Loss from operations		(736,989)	(686,662)

OTHER INCOME AND EXPENSES:
Other income		6,000	32,000
Gain (Loss) on beneficial conversion		34,648	(27,945)
Interest expense, net		(51,159)	(63,841)
Loan fees		(85,880)	-
Amortization of debt discount		(74,833)	(22,055)
Loss on sale of mineral rights		(3,888)	-
Expiration of mineral rights		-	(600,000)

Total other income and expenses		(175,112)	(681,841)

Loss before discontinued operations		(912,101)	(1,368,503)

Loss from discontinued operations		(67,178)	(191,025)

Loss applicable to common shareholders		$(979,279)	$(1,559,528)

Basic loss per common share	$		$(0.67)

Weighted average common shares		17,332,447	2,147,223
Diluted loss per common share		N/A	N/A
Fully diluted common shares		24,124,709	2,532,692

See accompanying notes and accountant’s audit report

Next Generation Energy Corporation
Consolidated Statements of Stockholders’ Equity

			Stock	Additional
	Common Stock		Sub.	Paid In	Accum.
	Shares	Amount	Rec.	Capital	Deficit	Total

Balance December 31, 2009	12,373	$124	$-	$7,503,354	$(9,879,038)	$(2,375,560)

Shares issued as compensation	10,107,000	101,070	-	34,930	-	136,000

Shares issued for services	850,000	8,500	(60,000)	156,500	-	105,000

Issuance of stock options	-	-	-	99,165	-	99,165

Gain on disposal of segment	-	-	-	1,941,495	-	1,941,495

Fractional shares	60	-	-	-	(1)	(1)

Net loss	-	-	-	-	(1,559,528)	(1,559,528)

Balance December 31, 2010	10,969,433	$109,694	$(60,000)	$9,735,444	$(11,438,567)	$(1,653,429)

Shares issued for accrued expenses	10,000,000	100,000	-	500,000	-	600,000

Shares issued for upon option exercises	800,000	8,000	(47,135)	212,100	-	172,965

Shares issued to consultants	600,000	6,000	-	166,000	-	172,000

Stock options issued	-	-	-	126,590	-	126,590

Gain on disposal of subsidiary	-	-	-	464,207	-	464,207

Shares issued for loan extension	150,000	1,500		10,500		12,000

Paid on stock subscriptions receivable			5,000	-		5,000

Charge-off of stock subscriptions receivable			40,000			40,000

Cancellation of debts by related parties				60,420		60,420

Debt discount on convertible debt				88,000		88,000

Shares issued for payment of notes payable	10,000,000	100,000	-	500,000	-	600,000

Net loss	-	-	-	-	(979,279)	(979,279)

December 31, 2011	32,519,433	$325,194	$(62,135)	$11,863,261	$(12,417,846)	$(291,526)

See accompanying notes and accountant’s audit report

 Next Generation Energy Corporation
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(979,279)	$(1,559,528)
Adjustments to reconcile net income to net cash Provided by operating activities:
Loss on gas & oil properties		600,000
Loss on disposal of assets	3,888	-
Derivative adjustment	(34,648)	27,945
Stock issued for services	172,000	105,000
Stock issued for compensation	-	136,000
Stock issued for loan fee	12,000	-
Stock issued for accrued wages	600,000	-
Loan fee for convertible debt	73,880	-
Cancellation of indebtedness	60,420	-
Cancellation of stock subscription	40,000
Issuance of stock options	126,590	99,165
Depreciation and amortization	74,833	22,055
Decrease (increase) in assets
Prepaid expenses and other current assets	20,070	(28,080)
Accrued interest receivable – related party	(7,520)	(5,795)
Net assets for disposal	-	(225,083)
Increase (decrease) in liabilities
Accounts payable	(6,357)	297,682
Accrued expenses	(443,198)	534,295
Accrued interest payable	4,813	5,062
Accrued interest payable – related party	(4,964)	30,773
Cash overdraft	(93)	-
Beneficial conversion	51,561	-

Net cash flows (used) by operating activities	(236,004)	39,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable – related party	-	(190,000)
Sale of mineral rights	7,926	-
Investment in oil & gas properties	(500,000)	(600,000)
Investment in royalty interest	(30,269)	-

Net cash flows provided by investing activities	(522,343)	(790,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable – related party	500,000	600,000
Convertible notes payable	88,000	150,000
Fractional shares	-	(1)
Exercise of stock options	172,965	-
Payment on stock subscription receivable	5,000	-

Net cash flows provided by financing activities	765,965	749,999

NET (DECREASE) IN CASH		7,618	(510)

CASH, BEGINNING OF PERIOD		-	510

CASH, END OF PERIOD		$7,618	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$		$151,782

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

	2011	2010
Shares issued for accrued wages	$600,000	$-
Shares issued for debt	600,000	-
Shares issued for consulting fees	172,000	105,000
Shares issued as compensation	-	136,000
Shares issued for loan extension	12,000	-
Loan fees for convertible debt	73,880	-
Cancellation of indebtedness	60,420	-
Issuance of stock options	126,590	99,165

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

Stock Based Compensation:

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the years ended December 31, 2011 and 2010 was $0 and $136,000, respectively.

Liquidity:

As shown in the accompanying financial statements, the Company recorded a net (loss) of ($979,279) and ($1,559,528) during the year ended December 31, 2011 and 2010, respectively. The Company’s total liabilities exceeded its total assets by $291,526 as of December 31, 2011.

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

Earnings Per Common Share:

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”).  Under SFAS No. 128, basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding.  Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilative common shares outstanding during the period.  The Company had 800,300 options issued and outstanding as of December 31, 2011 to purchase stock at a weighted average exercise price of $0.30.

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

New Accounting Pronouncements:

The Company did not adopt any new accounting standards that had a material impact on the financial statements.

NOTE 2 – NOTES PAYABLE

Notes payable at December 31, 2011 and 2010 consists of the following:

	2011	2010

Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2012 plus accrued interest. (2)	$150,000	$122,055

Note payable – Asher Enterprises, bearing interest at 8.00% per annum, all principle and accrued interest is payable at maturity in March 2012.(3)	35,000	-

Note payable – Asher Enterprises, bearing interest at 8.00% per annum, all principle and accrued interest is payable at maturity in May 2012.(3)	53,000	-

Note payable-Knox County, LLC, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in March 2015	-	600,000

Notes payable-Joel Sens and Barbara Reed, bearing interest at 6% per annum, all principle and accrued interest is payable at maturity on February 21, 2016,	500,000	-
Total notes payable	738,000	722,055

Less: current maturities	238,000	122,055
Long term portion	$500,000	$600,000

(1)	Notes payable at December 31, 2010 have been restated to eliminate notes payable of Dynatech, LLC, a partially owned subsidiary that was sold in March 2011.

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

●	In 2010, we issued 300,000 shares of common stock upon the exercise of options with an exercise price of $0.30 per share, and recorded the option consideration as a subscription receivable.

During 2011 the Company issued shares of common stock in the following transaction:

●	In September 2011, we issued 10,000,000 shares of common stock to Darryl Reed, our chief executive officer, in satisfaction of $600,000 of accrued compensation;

●	In September 2011, we issued 800,000 shares for the exercise of options, of which $47,135 is outstanding as a stock subscription receivable;

●	In the quarter ended June 30, 2011, we issued 600,000 shares to consultants valued at $172,000;

●	In September 2011, we issued 10,000,000 shares to Seawright Holdings, Inc. in satisfaction of a note payable to Seawright in the original principal amount of $600,000.

●	During the fourth quarter of 2011, we issued 150,000 shares valued at $12,000 in exchange for an extension of a convertible note payable.

Options/Warrants

Transactions involving options issued in the years ended December 31, 2011 and 2010 are summarized below:

	Options/Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2009	480	$500.00
Issued	1,100,000	.30
Options exercised	300,000	.30
Cancelled/Expired	-	--
Outstanding as of December 31, 2010	800,480	$0.30
Issued	800,000	0.167 to 0.40
Exercised	800,000	0.167 to 0.40
Cancelled/Expired	180	$500.00
Outstanding as of December 31, 2011	800,300	$0.30

Total stock-based compensation expense recognized by for the years ended December 31, 2011 and 2010 attributable to the issuance of options was $126,590 and $99,165, respectively. The weighted-average significant assumptions used to determine the fair those fair values, using a Black-Scholes option pricing model are as follows:

2011

Significant assumptions (weighted-average):	$0.30
Risk-free interest rate at grant date	0.72%
Expected stock price volatility	56.03%
Expected dividend payout	0%
Expected option life (in years)	4.2 years

2010

Significant assumptions (weighted-average):	$0.37
Risk-free interest rate at grant date	0.07% 1.928%
Expected stock price volatility	22.79%
Expected dividend payout	0%
Expected option life (in years)	4 years 10 months

The weighted average remaining contractual life of the options and warrants issued by the Company as of December 31, 2011 is set forth below.

Date of Issuance	Number of Options/Warrants	Exercise Price	Contractual Life	Weighted Average Remaining Contractual Life (Years)
January 29, 2002	300	500.00	10 years	0.1
October 22, 2010	800,000	0.30	5 years	4.0
	800,300			4.0

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

NOTE 10- CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Convertible Promissory Note in July 2010. The Convertible Note accrues interest at 18% per annum which is payable and due quarterly. The noteholder has the option to convert any unpaid note principal and accrued interest to the Company’s common stock at a rate of 75% of the average closing price of the last ten days of trading any time after the issuance date of the note.

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

NOTE 11 – SEGMENT INFORMATION

The Company had one reportable segment for the years ended December 31, 2011and 2010, and accordingly is not required to present financial information by segment.

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

NOTE 15 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the year ended December 31, 2011 and 2010, the Company has incurred operating losses of ($1,039,592) and ($1,559,528), respectively. In addition, the Company has a deficiency in stockholder’s equity of ($296,526) and ($1,653,429) at December 31, 2011 and 2010, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 16 – RESTATEMENT

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

NOTE 17 – SUBSEQUENT EVENTS (UNAUDITED)

Subsequent to year end, a convertible debt holder converted $30,000 in exchange for 1,333,804 shares of common stock.

Management has evaluated the Company’s activity since the end of the period on December 31, 2011, and in their opinion has determined that no additional material subsequent events occurred that would require disclosure in the financial statements.