Form 10-Q
period 2012-06-30
NEXT GENERATION ENERGY CORP.
filed 2012-08-20
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  As of August 9, 2012 there were 33,853,237 shares of common stock, $0.01 par value issued and outstanding.

NEXT GENERATION ENERGY CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

	(unaudited)	(audited)
	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and equivalents	$-	$7,618
Note receivable and advances-related party	207,055	203,315
Prepaid expenses and other current assets	-	12,460
Total current assets	207,055	223,393

OIL AND GAS PROPERTIES (FULL COST METHOD):
Mineral rights	14,930	18,455
Evaluated	500,000	500,000
Gross oil and gas properties	514,930	518,455

Less – accumulated depletion	-	-

Net oil and natural gas properties	514,930	518,455

TOTAL ASSETS	$721,985	$741,848

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$137,787	$108,144
Cash overdraft	225	-
Accrued expenses	183,597	91,097
Accrued interest payable	26,447	9,876
Beneficial conversion feature	109,247	101,561
Advances-related party	40,000	-
Convertible notes payable, net of debt discount	208,000	196,888
Total current liabilities	705,303	507,566

Long term debt, less current maturities:
Accrued interest payable – related parties	40,767	25,808
Notes payable – related parties	500,000	500,000
Total long term liabilities	540,767	525,808

Total liabilities	1,246,070	1,033,374

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS - continued
JUNE 30, 2012 AND DECEMBER 31, 2011
(continued)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; 50,000,000 shares authorized, 33,853,237 and 32,519,433 shares issued and outstanding	338,532	325,194
Preferred stock Series A, $0.001 par value, 500,000 shares authorized, zero issued and outstanding	-	-
Preferred stock Series B, $0.001 par value, 500,000 Shares authorized, zero issued and outstanding	-	-
Stock subscription receivable	(15,000)	(62,135)
Additional paid in capital	11,912,890	11,863,261
Accumulated deficit	(12,760,507)	(12,417,846)
Total stockholders' equity	(524,085)	(291,526)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$721,985	$741,848

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Three months ended June 30,
	2012	2011
REVENUES:
Royalty income	145	-

OPERATING EXPENSES:
Administrative	158,510	472,860
Total operating expenses	158,510	472,860

(LOSS) FROM OPERATIONS	(158,365)	(472,860)

OTHER INCOME AND EXPENSES:
Gain (loss) on beneficial conversion	(54,441)	50,000
Amortization of debt discount	(11,781)	(15,616)
Interest expense, net	(13,615))	(25,236)
Total other income and expenses	(79,837)	9,148

Net (loss) before income taxes	(238,202)	(463,712)

Provision for income taxes	-	-

NET (LOSS) FROM CONTINUING OPERATIONS	$(238,202)	$(463,712)

GAIN FROM DISCONTINUED OPERATIONS	-	-

NET INCOME/(LOSS)	$(238,202)	(463,712)

Net income/(loss) per common share-basic (Note A)	$(0.01)	$(0.01)

Net income/(loss) per common stock-assuming fully diluted (Note A)	(see Note A)

Weighted average number of common shares outstanding-basic	33,853,237	11,555,153

Weighted average number of common shares outstanding-fully diluted	(see Note A)	(see Note A)

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Six months ended June 30,
	2012	2011
REVENUES:
Royalty income	607

OPERATING EXPENSES:
Administrative	233,714	529,547
Total operating expenses	233,714	529,547

(LOSS) FROM OPERATIONS	(233,107)	(529,547)

OTHER INCOME AND EXPENSES:
Gain (Loss) on beneficial conversion	(40,943)	62,329
Amortization of debt discount	(41,113)	(27,945)
Gain on conversion	290	-
Interest expense, net	(27,788)	(51,342)
Total other income and expenses	(109,554)	(16,958)

Net (loss) before income taxes	(342,661)	(546,505)

Provision for income taxes	-	-

NET (LOSS) FROM CONTINUING OPERATIONS	$(342,661)	$(546,505)

GAIN/(LOSS) FROM DISCONTINUED OPERATIONS	-	(67,178)

NET INCOME/(LOSS)	$(342,661)	(613,683)

Net income/(loss) per common share-basic (Note A)	$(0.01)	$(0.05)

Net Loss per common stock-assuming fully diluted (Note A)	(see Note A)	(see Note A)

Weighted average number of common shares outstanding-basic	33,559,410	11,330,295

Weighted average number of common shares outstanding-fully diluted	(see Note A)

See the accompanying notes to the unaudited financial statements.

Next Generation Energy Corporation Statements of Stockholders’ Equity

			Stock	Additional
	Common Stock		Sub.	Paid In	Accum.
	Shares	Amount	Rec.	Capital	Deficit	Total

Balance December 31, 2011	32,519,433	$325,194	$(62,135)	$11,863,261	$(12,417,846)	$(291,526)

Debt conversion	1,333,804	13,338	-	49,629	-	62,967

Write-off Stock Subs. Receivable	-	-	47,135	-	-	47,135

Net loss	-	-	-	-	(342,661)	(342,661)

Balance June 30, 2012	33,853,237	$338,532	$(15,000)	$11,912,890	$(12,760,507)	$(524,087)

See the accompanying notes to the unaudited financial statements.

Next Generation Energy Corporation Statements of Cash Flows For The Six Month Periods Ended June 30, 2012 and 2011
	(Unaudited)	(Unaudited)
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(342,661)	$(613,683)
Gain on disposal of subsidiary	-	464,207
Amortization of debt discount	41,113	27,945
(Gain) Loss on beneficial conversion	40,943	(77,945)
Shares issued for compensation	-	64,000
Shares issued to consultants	-	240,001
Issuance of stock options	-	16,403
Bad debt	47,135	-
Gain on debt conversion	(290)	-
Adjustments to reconcile net income to net cash Provided by operating activities:
Increase (decrease) in assets
Prepaid expenses and other current assets	12,460	2,865
Note receivable	(3,740)	(3,739)
Increase (decrease) in liabilities
Accounts payable	29,642	137,536
Accounts payable - related	-	65,628
Cash overdraft	225	(93)
Accrued interest	16,571	46
Accrued interest – related parties	14,959	28,636
Net assets available for disposal	-	(397,029)
Accrued expenses	92,500	76,097
Advances related party	40,000	-

Net cash flows provided (used) by operating activities	(11,143)	(30,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (Acquisition) of lease rights	3,525	(30,745)
Purchase of oil and natural gas properties	-	(500,000)

Net cash flows (used) by investing activities	3,525	(530,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable – related parties	-	500,000
Notes payable	-	35,000

Net cash flows provided by financing activities	-	535,000

NET INCREASE (DECREASE) IN CASH	(7,618)	35,130

CASH, BEGINNING OF PERIOD	7,618	-

CASH, END OF PERIOD	$-	$35,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$13,500
Debt conversion, converted investment	62,947	-

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2011 financial statements and footnotes thereto included in the Company's SEC Form 10-K/A.

The financial statements for the fiscal year ended 2011 have been restated in this Form 10-Q to reflect the assets and liabilities of Dynatech, LLC, formerly a consolidated subsidiary of the Company, as “net assets available for disposal” in current liabilities.

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

Depletion

Oil and gas producing property costs are amortized using the unit of production method.  The Company did not record any amortization expense in the three and six month periods ended June 30, 2012 and 2011.

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

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three and six month periods ended June 30, 2012 and 2011.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations no advertising costs for the three and six month periods ended June 30, 2012.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the three and six month periods ended June 30, 2012 was nil.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three and six month periods ended June 30, 2012 was 33,853,237 and 33,559,410, respectively.  The diluted weighted average shares outstanding for the three and six month periods ended June 30, 2012 was 46,559,813 and 46,265,986. In determining the number of shares used in computing diluted loss per share for the three and six month periods ended June 30, 2012, common stock equivalents are derived from shares issuable from the exercise of stock options and conversion of stock from convertible debt.

Liquidity

As shown in the accompanying financial statements, the Company had a net loss of ($238,202) and ($342,661) during the three and six month periods ended June 30, 2012.  The Company's total liabilities exceeded its total assets by $524,087 as of June 30, 2012.

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

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - NOTES PAYABLE

Notes payable at June 30, 2012 and December 31, 2011 consists of the following:

	June 30, 2012	December 31, 2011

Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2012 plus accrued interest. (1)	150,000	150,000

Note payable – Asher Enterprises, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in March 2012(2)	5,000	35,000

Note payable – Asher, bearing interest at 8% per annum, the loan is payable at maturity in May 2012 plus accrued interest(2)	53,000	53,000

Notes payable - Joel Sens and Barbara Reed, bearing interest at 6% per annum, all principle and accrued interest is payable at maturity on February 21, 2016,	500,000	500,000

Total notes payable	708,000	738,000

Less: current maturities	208,000	238,000

Long term portion	$500,000	$500,000

(1)	Obligation to Forge, LLC for $150,000, bearing interest at 18.00% per annum, the loan in payable at maturity in July 2012 plus accrued interest. The note is secured by certain oil and gas properties owned by Knox Gas, LLC, a subsidiary of the Company. The note is convertible to common stock at a conversion price equal to 75% of the average of the closing prices of the Common Stock for the 10 trading days immediately preceding a conversion date. The balance outstanding at June 30, 2012 was $150,000 plus accrued interest of $20,313. The loan was in default at June 30, 2012. Our obligation to Forge, LLC contains an embedded beneficial conversion feature since the fair value of our common stock on the date of issuance was in excess of the effective conversion price. The embedded beneficial conversion feature was recorded by allocating a portion of the proceeds equal to the intrinsic value of the feature to “Additional paid-in-capital”. The intrinsic value of the feature is calculated on the issuance date by multiplying the difference between the quoted market price of our common stock and the effective conversion price by the number of common shares into which the note may be converted. The resulting discount on the immediately convertible shares is recorded within “Additional paid-in capital” and is amortized over the period from the date of issuance of the to the stated maturity date. The amount of the discount was $50,000, of which $22,055 was amortized in 2010 and the balance in 2011.

(2)	During 2011, the Company entered into two Convertible Promissory Notes. The Convertible Notes are unsecured and accrue interest 8% per annum payable upon maturity. The note holders have the option to convert any unpaid principal and accrued interest at any time to the Company’s common stock at a rate of 55% of the average three trading days low out of the immediately preceding ten trading days. The amount of the discount on these notes was $88,000 of which $46,887 was amortized in 2011 and the balance of $41,113 in 2012. As of June 30, 2012 the loan was in default.

NOTE C – OPTIONS

Non-Employee Stock Options

The weighted average remaining contractual life of the options and warrants issued by the Company as of June 30, 2012 is set forth below:

Date of Issuance	Number of Options/Warrants	Exercise Price	Contractual Life	Weighted Average Remaining Contractual Life (Years)
October 22, 2010	800,000	0.30	5 years	3.31

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2011	800,300	$0.30
Granted	-	-
Exercised	-	-
Canceled or expired	300	$500.00
Outstanding at June 30, 2012	800,000	$0.30

NOTE D - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  Management has provided a valuation allowance for the total net deferred tax assets as of June 30, 2012, as they believe it is more likely than not that the entire amount of deferred assets will not be realized.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized in the near future.

NOTE E – COMMON STOCK

At June 30, 2012, the Company's authorized capital stock was 50,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 33,853,237 shares of common stock, and no shares of preferred stock.

During the six months ended March 31, 2012, the Company issued 1,333,804 shares of common stock upon the conversion of $62,967 of convertible notes.

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Convertible Promissory Note on July 23, 2010. The Convertible Promissory Note accrues interest at 18% per annum which is payable and due quarterly, and matures on July 23, 2012. The note holders have the option to convert any unpaid note principal and accrued interest to the Company's common stock at a rate of 75% of the average closing price of the last ten days of trading any time after the issuance date of the note.

The Company is obligated under two other Convertible Promissory Notes. The Convertible Notes are unsecured and accrue interest 8% per annum payable upon maturity. The note holders have the option to convert any unpaid principal and accrued interest at any time to the Company’s common stock at a rate of 55% of the average three trading days low out of the immediately preceding ten trading days.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting For Convertible Securities With a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios (EITF 98-5), the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. As of June 30, 2012, the discount to the notes of $88,000 was fully amortized, and the beneficial conversion feature of the notes was valued at $109,247. During the six months ended June 30, 2012 the Company recognized $54,441 as a loss in the beneficial conversion feature.

NOTE G – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three and six month periods ended June 30, 2012, the Company incurred an operating loss of ($158,365) and ($233,107). In addition, the Company has a deficiency in stockholder’s equity of ($524,087) and ($291,526) at June 30, 2012 and December 31, 2011, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

NOTE H – RELATED PARTY TRANSACTIONS

During the first quarter of 2012, Mr. Reed’s spouse advanced the Company $40,000 on an unsecured basis with no set repayment terms

NOTE I - SUBSEQUENT EVENTS

On July 23, 2012, a loan in the original principal amount of $150,000 matured, and we did not pay it on that date.  We plan to pay all accrued and unpaid interest and negotiate an extension of the maturity date.

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

General Overview

During the quarter ended March 31, 2010, the Company decided to cease operations at its United Marketing Solutions, Inc. subsidiary because of continued operating losses and the termination of all franchise relationships.  As a result of the termination of operations, the Company decided to dispose of United Marketing Solutions, Inc.  Accordingly, in 2011 the results of United Marketing Solutions, Inc. are presented separately on the consolidated income statement as discontinued operations.

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

Results of Operations

During the six month periods ended June 30, 2012 and 2011, the Company's revenues were $607 and $0, respectively.  During the three month periods ended June 30, 2012 and 2011, the Company's revenues were $145 and $0, respectively.   In early 2010, we terminated operations at our United Marketing Solutions, Inc. subsidiary.  In late 2010, we lost all of our tenants in our rental real estate, and therefore decided to dispose of it in the first quarter of 2011.  In 2010, we decided to go into the business of acquiring oil and gas properties, but only made our first acquisition of non-revenue producing properties in the first quarter of 2011.  Revenues in the three and six months ended June 30, 2012 are not reflective of revenues in the future.

During the three months ending June 30, 2012, our operating expenses were $158,510, as compared to $472,860 for the three months ending June 30, 2011.  As a result, the Company had operating losses of ($158,365) and ($472,860) in the three months ended June 30, 2012 and 2011, respectively.  Our operating expenses decreased in 2012 as compared to 2011 as a result of fewer expenditures and lesser use of consultants relating to our entry into the oil and gas business.

During the six months ending June 30, 2012, our operating expenses were $233,714, as compared to $529,547 for the six months ending June 30, 2011.  As a result, the Company had operating losses of ($233,107) and ($529,547) in the six months ended June 30, 2012 and 2011, respectively.  Our operating expenses decreased in 2012 as compared to 2011 as a result of fewer expenditures and lesser use of consultants relating to our entry into the oil and gas business.

In the three months ended June 30, 2012 and 2011, the Company recorded other net income (expense) of $(79,837) and $9,148, respectively.  In the six months ended June 30, 2012 and 2011, the Company recorded other net income (expense) of $(109,554) and $(16,958), respectively.  The significant increase in net other income (expense) in 2012 as compared to 2011 was attributable to a loss on a beneficial conversion feature in 2012 as opposed to a gain in 2011.

The Company realized a net loss for the three months ended June 30, 2012 of ($238,202) as compared to a net loss of $(463,712 in the three months ended June 30, 2011.  The Company realized a net loss for the six months ended June 30, 2012 of ($342,661) as compared to a net loss of $(613,683) in the six months ended June 30, 2011.

Liquidity and Sources of Capital

The Company's balance sheet as of June 30, 2012 reflects current assets of $207,055, current liabilities of $705,303 and a working capital deficit of ($498,248).

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the three and six months ended June 30, 2012, and revenues of $607 for 2012.  These factors create an uncertainty about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note A of Notes to Financial Statements. At this time, we are not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. However, as we begin actual oil and gas operations, we will be required to make estimates and assumptions typical of other companies in the oil and gas business.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Darryl Reed, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective due to insufficient segregation of duties of incompatible functions and the lack of specific fraud controls.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On July 23, 2012, a loan in the amount of the $150,000 matured, and we did not pay it on that date.  We plan to continue paying interest in the loan and negotiate an extension of the maturity date. In addition, we are in default of two other loans totaling $58,000 that matured during the second quarter.

ITEM 4.  MINE SAFETY DISCLOSURES.

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

NEXT GENERATION ENERGY CORP.
Date: August 20, 2012	/s/ Darryl Reed
By: Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)