Form 10-K
period 2012-12-31
NEXT GENERATION ENERGY CORP.
filed 2013-04-22
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-33039

NEXT GENERATION ENERGY CORP.
 (Exact name of registrant as specified in its charter)

Nevada	88-0169543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4270 John Marr Drive, Annandale, VA 22003
(Address of principal executive offices) (Zip Code)

Company’s telephone number, including area code: (703) 372-1282

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $846,331 based upon a market price of $0.025 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 113,853,237 shares as of April 11, 2013.

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

Knox Gas, LLC owns a lease of 100 acres, which contains five drilled wells; a lease of 20.2 acres, which contains two drilled wells; a lease of 700 acres which contains no wells, and a lease of 400 acres which contains three drilled wells, a lease of 480 acres which contains six drilled wells, a lease of 320 acres which contains two drilled wells.  The properties have been estimated to have a net present value of appraised at $624,360 by an independent valuation firm.  Data pertaining to the leases is set forth below:

Lessor	Acres	No. Wells	Date	Term	Delay Rental	Royalty
B. and S. Smith	100	5	6/3/2010	3 years	None	1/8th
B. and S. Smith	20.2	2	6/3/2010	3 years	None	1/8th
B. S. S. and H. Smith	700	0	6/3/2010	3 years	None	1/8th
W. Patterson	400	3	5/26/2010	3 years	None	1/4th
Hinkle-Creighton	480	6
Hinkle-Creighton	320	2

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

Employees and Consultants

At April 11, 2013, we had three employees.

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

Our Officers And Directors Have Voting Control Over Us, And Outside Shareholders Will Have Little Voice In Management.

Darryl Reed and Joel Sens currently control us by virtue of their ownership of 99,792,022 shares of our common stock, which is 87.6% of our outstanding common stock, which is likely sufficient to control the outcome of any shareholder vote.

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

There Is A Limited Market For Our Common Stock

The trading market for our common stock is limited. Our common stock is not yet eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market.  Though we have plans to migrate to a national securities exchange, we have yet to be successful in this endeavor.  Our common stock is currently eligible only for trading on the OTC Markets and the OTC Bulletin Board. This market tends to be substantially less liquid than national and regional securities exchanges or the Nasdaq Stock Market. We cannot provide you with any assurance that a more active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

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

Our administrative offices are located in office space that our chief executive officer provides to us without charge. We do not currently lease any other office space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2011 and 2012, our Common Stock was traded on the OTC Bulletin Board under the symbol “NGMC.”  The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2011 and 2012.

	2011		2012
	High	Low	High	Low
First Quarter	0.50	0.2178	0.07	0.03
Second Quarter	1.00	0.17	0.04	0.02
Third Quarter	0.60	0.03	0.02	0.01
Fourth Quarter	0.12	0.041	0.02	0.01

There were 98 shareholders of record of the common stock as of December 31, 2012. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2012 or 2011.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2012, we issued Darryl Reed, our chief executive officer, 70,000,000 shares of common stock for accrued expenses and bonus compensation. The shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2012, we did not purchase any outstanding securities.

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

Overview

In 2010, the Company decided to cease operations at its United Marketing Solutions, Inc. subsidiary because of continued operating losses and the termination of all franchise relationships.  As a result of the termination of operations, the Company decided to dispose of United Marketing Solutions, Inc.

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

Results of Operations

Fiscal Years ended December 31, 2012 and 2011

During the years ended December 31, 2012 and 2011, we had $2,274 and $0 of revenues, respectively.  In early 2010, we terminated operations at our United Marketing Solutions, Inc. subsidiary.  In late 2010, we lost all of our tenants in our rental real estate, and therefore decided to dispose of it in the first quarter of 2011.  In 2010, we decided to go into the business of acquiring oil and gas properties, but only made our first acquisition of non-revenue producing properties in the first quarter of 2011.  As a result, revenues in the years ended December 31, 2011 and 2012 are not reflective of future revenues.

During the years ended December 31, 2012 and 2011, we incurred operating expenses of $1,844,173 and $736,989, respectively.  Our operating expenses increased in the year ended December 31, 2012 primarily as a result of increased compensation expense paid for by the issuance of shares of common stock.

We reported a loss from operations during the years ended December 31, 2012 and 2011 of ($1,841,899) and ($736,989), respectively.  The increased operating loss in 2012 was attributable to increased general and administrative expenses resulting from the issuance of common stock for compensation and amount owed to the Company’s CEO in 2012.

We incurred other expenses during the years ended December 31, 2012 and 2011 of ($194,444) and ($175,112), respectively.  The increase in other expenses was due to the loss incurred on beneficial conversion of convertible notes payable.

We reported net losses during the years ended December 31, 2012 and 2011 of ($2,036,343) and ($979,279), respectively.  The increased loss in 2012 as compared to 2011 is largely attributable to compensation to our CEO and losses on beneficial conversion features of our notes payable.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the years ended December 31, 2012 and 2011:

	Fiscal Year ended December 31,
	2012	2011
Net cash provided by (used) in operating activities	(80,615)	(236,004)
Net cash provided by (used) in investing activities	3,525	(522,343)
Net cash provided by (used) in financing activities	70,000	765,965
Net (decrease) increase in unrestricted cash and cash equivalents	(7,090)	7,618

Comparison of 2012 and 2011

In the year ended December 31, 2012 and 2011, we financed our operations primarily through the issuance of notes and the issuance of common stock for services.

Operating activities used ($80,615) of cash in 2012, and ($236,004) of cash in 2011.  Major non-cash items that affected our cash flow from operations in 2011 were $172,000 for the value of common stock issued for compensation, $600,000 for the value of common stock issued for accrued wages, $60,420 from the cancellation of indebtedness, $126,590 for the issuance of stock options, $74,833 for depreciation and amortization, and $73,880 for a loan fee to extend the maturity date of convertible debt.  Our operating assets and liabilities used ($385,688) of cash, most of which resulted from a reduction of accrued expenses of ($443,198), which resulted when we settled accrued expenses by the issuance of 10,000,000 shares of common stock.

Major non-cash items that affected our cash flow from operations in 2012 were $1,225,000 for the value of common stock issued for services & accrued expenses, and $555,726 from the cancellation of indebtedness. Our operating assets and liabilities used ($17,156) of cash, most of which resulted from a reduction of accrued expenses of ($38,859), which resulted when we settled accrued expenses by the issuance of 70,000,000 shares of common stock.

Liquidity

Our balance sheet as of December 31, 2012 reflects cash of $528, current assets of $528, current liabilities of $491,380, and a working capital deficit of ($490,852).

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2011 and 2012, and have no revenues for 2011, and revenue of $2,274 for 2012.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through conversion of ownership of wells into royalty interests.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2012, there has not been any change in accountants, or any disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Darryl Reed, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective as described below.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2012 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Material Weaknesses

Based upon this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2012, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

3.	The company had not instituted, as of December 31, 2012, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

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

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which is filed herewith as Exhibit 14.

Section 16(a) Beneficial Ownership Reporting Compliance

For the year ended December 31, 2012, the following officers and directors failed to file the following Forms 3, 4 or 5:

●	Darryl Reed did not file a Form 4 reporting the receipt of 70,000,000 shares of common stock for accrued expenses and bonus compensation on December 17, 2012;

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $	Stock Awards $ (1)	Total $

Darryl Reed, Chairman and CEO (3)	2011	$150,000	$968,591	$1,118,591
	2010	$150,000	$--	$150,000

(1)
Mr. Reed does not have an employment agreement.  The salary represents amounts accrued as an at-will employee. In 2012, Mr. Reed received a stock grant of 70,000,000 shares of common stock that was applied to accrued compensation of $223,859, an account payable of $32,550 due to an affiliate of Mr. Reed for lease expense, and the balance as a stock award. The shares were valued at $1,225,000 based on the market price of $0.0175 on the date of issuance. The value of  stock reported for Mr. Reed is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ASC Topic 718.

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year. We did not make any award to any named executive officer under any long-term incentive plan in the last fiscal year. We did not reprice any options or stock appreciation rights during the last fiscal year. Our executive officers did not have any unexercised options, stock that was not vested or equity incentive plan awards as of December 31, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of April 11, 2013, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Darryl Reed (2) 7351 (N) Lockport Place Lorton, VA 22079	84,892,022	74.3%

Joel Sens (3) 600 Cameron Street Alexandria, Virginia 22314	14,900,000	13.0%

All Officers and Directors as a Group	99,792,022	87.6%

(1) Based upon 113,853,237 shares of Common Stock issued and outstanding as of April 11, 2013.

(2) All of Mr. Reed’s shares are owned outright.

(3) Joel Sens’s shares include 4,900,000 shares owned outright and 10,000,000 shares owned by Knox County Minerals, LLC, a subsidiary of Seawright Holdings, Inc., which he controls.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders
2010 Stock Option Plan	800,000	0.30	-
Total	800,000	0.30	-

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

On December 3, 2012, we issued 70,000,000 shares (post-split) of common stock to Darryl Reed valued at $1,225,000, or $0.0175 per share, which was the market price on the date of issuance. Mr. Reed is our chairman and chief executive officer. Mr. Reed paid for the shares by crediting the purchase price against amounts owed to him for accrued wages and other payables, and the remainder as additional compensation

On March 25, 2010, we loaned $125,000 to Seawright Holdings, Inc. (“Seawright”) pursuant to a promissory note that bears interest at 6% per annum, and is payable in full 24 months after the date of the note. The loan proceeds were used by Knox County Minerals, LLC (“Knox Minerals”), a subsidiary of Seawright, to pay the down payment on an option to purchase the oil and gas mineral rights under 6,615 acres of land in Knox County, Kentucky for $1,575,000.  On April 16, 2010, Knox Minerals assigned its rights under the option agreement to the Company.  A portion of the consideration for the assignment was a promissory note payable by the Company to Knox Minerals in the amount of $600,000 payable with interest at the rate of 6% per annum five years after the date of the note.  The parties agreed that the promissory note would be secured by the oil and gas properties in the event we completed the purchase of the properties, which we did not do. Joel Sens is the principal shareholder and sole director and officer of Seawright.  At the time both notes were issued, Mr. Sens was not an officer, director or shareholder of the Company.  After April 16, 2010, Mr. Sens became an officer and director of the Company. As of December 31, 2012, Seawright was indebted to us for principal of $125,000 and accrued interest of $20,795. There was also a non-interest advance of $65,000. As of December 31, 2012 the total amount of $210,795 was reserved as allowance for bad debt.

On March 22, 2011, we purchased all of the membership interests of Knox Gas, LLC for $500,000.  The purchase price is payable pursuant to two promissory notes in the amount of $250,000 each that are payable to Joel Sens and Barbara Reed.  Mr. Sens is an officer and director of the Company.  Ms. Reed is the spouse of Darryl Reed, who is an officer and director of the Company.  Knox Gas, LLC owns a lease of 100 acres, which contains five drilled wells; a lease of 20.2 acres, which contains two drilled wells; a lease of 700 acres which contains no wells, and a lease of 400 acres, which contains three drilled wells.  The properties have been appraised at $624,360 by an independent valuation firm. The promissory note payable to related parties, Joel Sens and Barbara Reed, was forgiven for principal balance and accrued interest and fees on December 15, 2012.

As of December 31, 2012 , the value was established at $213,881, and an impairment loss of $286,119 was recognized. The impairment was primarily due to the Company anticipating conversion of the leases into a royalty agreement with an operator.

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

The Company leased office space from Capitol Home Remodeling, LC, which is partially owned by Darryl Reed, our chief executive officer.  As of December 17, 2012, we owed Capital Home Remodeling, LLC $32,550 for accrued but unpaid rental expense. The expense was settled by issuance of shares on December 3, 2012 to Darryl Reed.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2012 and 2011, we have retained Turner Jones & Associates, pllc ("Turner Jones") as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

The following is a summary of the fees billed to the Company by Turner Jones for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

Fee Category	Fiscal 2011 Fees	Fiscal 2012 Fees
Audit Fees	$51,762	$43,594
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$51,762	$43,594

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

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2011 or 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           List the following documents filed as a part of the report:

(1)           All financial statements:  Audited financial statements of Next Generation Energy Corp. as of December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)           Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

(3)           Those exhibits required by Item 601 of Regulation S-K (Section 229.601 of this chapter) and by paragraph (b) below.  Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation, under the name Micro Tech Industries, Inc. (incorporated by reference to the Company’s annual report on Form 10KSB filed on April 15, 1998)

3.2	Amendment to the Articles of Incorporation (incorporated by reference to the Company’s quarterly report filed on Form 10 Q filed on May 15, 1997)

3.3	Certificate of Change filed May 5, 2010 (incorporated by reference to the Form 8-K filed May 7, 2010)

3.4	Amendment to the Articles of Incorporation filed July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

3.5	Amended and Restated Bylaws (incorporated by reference to the Company’s annual report on Form 10KSB filed on November 12, 1999)

3.6	Amendment to Bylaws (incorporated by reference to the Form 8-K filed May 7, 2010)

10.1	Convertible Debenture Purchase Agreement by and among Next Generation Media Corp., Forge, LLC and Knox Gas, LLC dated July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

10.2	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.3	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.4	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.5	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.6	Debt Forgiveness Note in the amount of $277,863 by Barbara Reed (incorporated by reference to Form 8-K filed March 23, 2011)

10.7	Debt Forgiveness Note in the amount of $277,863 by Joel Sens (incorporated by reference to Form 8-K filed March 23, 2011)

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

NEXT GENERATION ENERGY CORP.

Dated: April 19, 2013	/s/ Darryl Reed
Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: April 19, 2013	/s/ Darryl Reed
Darryl Reed, Chairman and Chief Executive Officer

Dated: April 19, 2013	/s/ Joel Sens
Joel Sens, Director

EXHIBIT A

Next Generation Energy Corp.

and Subsidiary

Consolidated Financial Statements

For The Years Ended December 31, 2012 and 2011

With Audit Report of Independent

Registered Public Accounting Firm

Turner, Jones & Associates, P.L.L.C.
Certified Public Accountants
108 Center Street, North, 2nd Floor
Vienna, Virginia 22180-5712
(703) 242-6500
FAX (703) 242-1600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Next Generation Energy Corp.
4270 John Marr Drive
Annandale, Virginia 22003

We have audited the accompanying consolidated balance sheet of Next Generation Energy Corp. and its subsidiary (a Nevada Incorporation) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Energy Corp. and subsidiary as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Jones & Associates, PLLC

Vienna, Virginia

April 11, 2013

Next Generation Energy Corporation Consolidated Balance Sheets December 31, 2012 and 2011

ASSETS
	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$528	$7,618
Note receivable and advances-related party	-	203,315
Prepaid expenses	-	12,460

Total current assets	528	223,393

OIL & GAS PROPERTIES(FULL COST METHOD):
Evaluated	213,881	500,000
Mineral rights	14,930	18,455

Gross oil & natural gas properties	228,811	518,455

TOTAL ASSETS	$229,339	$741,848

See accompanying notes and accountant's audit report

Next Generation Energy Corporation Consolidated Balance Sheets December 31, 2012 and 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY
	2012	2011
CURRENT LIABILITIES:
Accounts payable	$119,258	$108,144
Accrued expenses	52,238	91,097
Cash overdraft	-	-
Net assets available for disposal	-	-
Accrued interest payable	33,813	9,876
Beneficial conversion feature	106,071	101,561
Note Payable	30,000	-
Convertible notes payable, net of debt discount of $41,112 and $22,055	150,000	196,888

Total current liabilities	491,380	507,566

LONG TERM LIABILITIES:
Accrued interest payable-related party	-	25,808
Due to related party	40,000	-
Note Payable- related party	-	500,000

Total long term liabilities	40,000	525,808

Total liabilities	531,380	1,033,374

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 500,000,000
shares authorized for 2012 and $.01 par value, 50,00,0000 shares authorized for 2011, 113,853,237 and 32,519,433 issued and outstanding
Common stock, $0.001 par value, 500,000,000	113,853	325,194
Preferred stock Series A, $0.001 par value,
500,000 shares authorized, zero issued
outstanding	-	-
Preferred stock Series B, $0.001 par value,
500,000 shares authorized, zero issued
outstanding	-	-
Stock subscription receivable	-	(62,135)
Additional paid in capital	14,038,295	11,863,261
Accumulated deficit	(14,454,189)	(12,417,846)

Total stockholders’ equity (deficit)	(302,041)	(291,526)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$229,339	$741,848

See accompanying notes and accountant's audit report

Next Generation Energy Corporation Consolidated Statements of Operations For The Years Ended December 31, 2012 and 2011

	2012	2011

REVENUES:	$2,274	$-

OPERATING EXPENSES:
Impairment of Oil & Gas properties	286,119
General and administrative	1,558,054	736,989

Total operating expenses	1,844,173	736,989

Loss from operations	(1,841,899)	(736,989)

OTHER INCOME AND EXPENSES:
Other income	-	6,000
Gain (Loss) on beneficial conversion	(47,050)	34,648
Loss on Conversion	(44,871)	-
Interest expense	(61,410)	(51,159)
Loan fees	-	(85,880)
Amortization of debt discount	(41,113)	(74,833)
Loss on sale of mineral rights	-	(3,888)

Total other income and expenses	(194,444)	(175,112)

Loss before discontinued operations	(2,036,343)	(912,101)

Loss from discontinued operations	-	(67,178)

Loss applicable to common shareholders	$(2,036,343)	$(979,279)

Basic loss per common share	$(0.05)	$(0.06)

Weighted average common shares	39,680,134	17,332,447
Diluted loss per common share	N/A	N/A
Fully diluted common shares	58,048,831	24,124,709

See accompanying notes and accountant's audit report

Next Generation Energy Corporation
Consolidated Statements of Stockholders’ Equity

			Stock	Additional
	Common Stock		Sub.	Paid In	Accum.
	Shares	Amount	Rec.	Capital	Deficit	Total

Balance December 31, 2010	10,969,433	$109,694	$(60,000)	$9,735,444	$(11,438,567)	$(1,653,429)

Shares issued for accrued expenses	10,000,000	100,000	-	500,000	-	600,000

Shares issued for upon option exercises	800,000	8,000	(47,135)	212,100	-	172,965

Shares issued to consultants	600,000	6,000	-	166,000	-	172,000

Stock options issued	-	-	-	126,590	-	126,590

Gain on disposal of subsidiary	-	-	-	464,207	-	464,207

Shares issued for loan extension	150,000	1,500		10,500		12,000

Paid on stock subscriptions receivable			5,000	-		5,000

Charge-off of stock subscriptions receivable			40,000			40,000

Cancellation of debts by related parties				60,420		60,420

Debt discount on convertible debt				88,000		88,000

Shares issued for payment of notes payable	10,000,000	100,000	-	500,000	-	600,000

Net loss	-	-	-	-	(979,279)	(979,279)

December 31, 2011	32,519,433	$325,194	$(62,135)	$11,863,261	$(12,417,846)	$(291,526)

Shares issued for accrued expenses and bonus	70,000,000	70,000	-	1,155,000	-	1,225,000

Shares issued for option exercises	1,333,804	13,338	-	49, 629	-	62,967

Shares issued for settlement of notes payable	10,000,000	10,000	-	110,000	-	120,000

Cancellation of debts by related parties				555,726		555,726

Adjustment for change of Par Value	-	(304,679)	-	304,679		-

Charge-off of Stock Subscription			62,135			62,135

Net loss	-	-	-	-	(2,036,343)	(2,036,343)

December 31, 2011	113,853,237	$113,853	$-	$14,038,295	$(14,454,189)	$(302,041)

See accompanying notes and accountant's audit report

Next Generation Energy Corporation Consolidated Statements of Cash Flows For The Years Ended December 31, 2012 and 2011
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,036,343)	$(979,279)
Adjustments to reconcile net income to net cash Provided by operating activities:
Impairment of gas & oil properties	286,119	-
Loss on disposal of assets	-	3,888
Loss (gain) on Beneficial Conversion	47,050	(34,648)
Loss on Conversion	44,871	-
Bad Debt	265,450	-
Stock issued for services & accrued expenses	1,225,000	172,000
Stock issued for loan fee	-	12,000
Stock issued for accrued wages	-	600,000
Loan fee for convertible debt	-	73,880
Cancellation of indebtedness	-	60,420
Cancellation of stock subscription	-	40,000
Shares issued for other expenses	63,281	-
Issuance of stock options	-	126,590
Depreciation and amortization	41,113	74,833
Decrease (increase) in assets
Prepaid expenses and other current assets	12,460	20,070
Accrued interest receivable – related party	-	(7,520)
Net assets for disposal		-
Increase (decrease) in liabilities
Accounts payable	11,115	(6,357)
Accrued expenses	(38,859)	(443,198)
Accrued interest payable	23,936	4,813
Accrued interest payable – related party	(25,808)	(4,964)
Cash overdraft	-	(93)
Beneficial conversion	-	51,561

Net cash flows provided (used) by operating activities	(80,615)	(236,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable – related party	-	-
Sale of mineral rights	-	7,926
Investment in oil & gas properties	-	(500,000)
Investment in royalty interest	3,525	(30,269)

Net cash flows provided (used) by investing activities	3,525	(522,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable	30,000	500,000
Convertible notes payable	-	88,000
Related Party Advances	40,000	-
Exercise of stock options		172,965
Payment on stock subscription receivable	-	5,000

Net cash flows provided (used) by financing activities	70,000	765,965

NET (DECREASE) IN CASH	(7,090)	7,618

CASH, BEGINNING OF PERIOD	7,618	-

CASH, END OF PERIOD	$528	$7,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$	$

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
	2012	2011
Shares issued for accrued wages	$-	$600,000
Shares issued for debt	-	600,000
Shares issued for consulting fees	-	172,000
Shares issued for services & accrued expenses	1,225,000	-
Shares issued for loan extension	-	12,000
Loan fees for convertible debt	-	73,880
Cancellation of indebtedness	555,726	60,420
Issuance of stock options	-	126,590

See accompanying notes and accountant's audit report

Next Generation Energy Corporation
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2012 and 2011

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

The Company did not record any depreciation expense for 2012 or 2011.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred.  The Company incurred no advertising costs in the years ended December 31, 2012 and 2011.

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

Impairment of Long-Lived Assets:

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The impairment loss expense recognized under ASC 360-10 for the years ended December 31, 2012 and 2011 was $286,119 and $0, respectively.

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

Stock Based Compensation:

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the years ended December 31, 2012 and 2011 was $1,070,056 and $0, respectively.

Liquidity:

As shown in the accompanying financial statements, the Company recorded a net (loss) of ($2,036,343) and ($979,279) during the year ended December 31, 2012 and 2011, respectively. The Company's total liabilities exceeded its total assets by $302,041 as of December 31, 2012.

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

The Company’s most significant areas of estimation and assumption are:

●	Estimation of future cash flows used to assess the recoverability of long-lived assets

●	Estimation of the net deferred income tax asset valuation allowance

●	Determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of recording stock-based compensation

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

Amortization:

Oil and gas producing property costs are amortized using the unit of production method.  The Company did not record any amortization expense in the twelve months ended December 31, 2012.

Research and Development:

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the years ended December 31, 2012 and 2011.

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

Earnings Per Common Share:

The Company calculates its earnings per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128").  Under SFAS No. 128, basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average shares outstanding.  Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all potential dilative common shares outstanding during the period.  The Company had 800,000 options issued and outstanding as of December 31, 2012 to purchase stock at a weighted average exercise price of $0.30.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Energy Corporation and its subsidiary Next Generation Royalties, LLC for the year ended December 31, 2012 and 2011.  All inter-company balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements:

The Company did not adopt any new accounting standards that had a material impact on the financial statements.

NOTE 2 – NOTES PAYABLE

Notes payable at December 31, 2012 and 2011 consists of the following:

	2012	2011
Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2012 plus accrued interest. (2)	$150,000	$150,000
Note payable – Asher Enterprises, bearing interest at 8.00% per annum, all principle and accrued interest is payable at maturity in March 2012.(3)	-	35,000
Note payable – Asher Enterprises, bearing interest at 8.00% per annum, all principle and accrued interest is payable at maturity in May 2012.(3)	-	53,000
Note payable-Knox County, LLC, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in March 2015	-	-
Note payable – Actual Investments, LLC, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in October 2013	30,000	-

Notes payable-Joel Sens and Barbara Reed, bearing interest at 6% per annum, all principle and accrued interest is payable at maturity on February 21, 2016,	-	500,000
Total notes payable	180,000	738,000
Less: current maturities	180,000	238,000
Long term portion	$0	$500,000

(1)
Obligation to Forge, LLC for $150,000, bearing interest at 18.00% per annum, the loan in payable at maturity in July 2012 plus accrued interest. The note is secured by certain oil and gas properties owned by Knox Gas, LLC, a subsidiary of the Company. The note is convertible to common stock at a conversion price equal to 75% of the average of the closing prices of the Common Stock for the 10 trading days immediately preceding a conversion date. The balance outstanding at December 31, 2012 was $150,000 plus accrued interest of $33,812.50. Our obligation to Forge, LLC contains an embedded beneficial conversion feature since the fair value of our common stock on the date of issuance was in excess of the effective conversion price. The embedded beneficial conversion feature was recorded by allocating a portion of the proceeds equal to the intrinsic value of the feature to “Additional paid-in-capital”. The intrinsic value of the feature is calculated on the issuance date by multiplying the difference between the quoted market price of our common stock and the effective conversion price by the number of common shares into which the note may be converted. The resulting discount on the immediately convertible shares is recorded within “Additional paid-in capital” and is amortized over the period from the date of issuance of the to the stated maturity date. The amount of the discount was $50,000, of which $22,055 was amortized in 2010 and the balance in 2011.

(2)	The note payable to related parties, Joel Sens and Barbara Reed, was forgiven for principal balance and accrued interest and fees on December 15, 2012.
(3)	The company entered into a promissory note with Actual Investment, LLC on November 27, 2012. The note is unsecured and accrue interest 6% per annum payable on maturity October 26, 2013.
(4)
During 2011, the Company entered into two Convertible Promissory Notes. The Convertible Notes are unsecured and accrue interest 8% per annum payable upon maturity. The note holders have the option to convert any unpaid principal and accrued interest at any time to the Company’s common stock at a rate of 55% of the average three trading days low out of the immediately preceding ten trading days. The amount of the discount on these notes was $88,000 of which $46,887 was amortized in 2011 and the balance of $41,113 in 2012. 10,000,000 shares were issued on December 17, 2012 at market price to settle the two convertible promissory notes to Asher Enterprise.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

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

Management has provided a valuation allowance for the total net deferred tax assets as of December 31, 2012 and 2011, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

The company will file a consolidated return, with a tax liability of $0 for the year 2012.

NOTE 5 – COMMON STOCK

The Board of Directors approved an increase in the number of authorized common shares on December 3, 2012.  The Company's authorized capital stock changed to 500,000,000 shares of common stock, par value $0.001 per share. There were 113,853,237 shares issued and outstanding at December 31, 2012.

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

During 2011 the Company issued shares of common stock in the following transaction:

●	In September 2011, we issued 10,000,000 shares of common stock to Darryl Reed, our chief executive officer, in satisfaction of $600,000 of accrued compensation;

●	In September 2011, we issued 800,000 shares for the exercise of options, of which $47,135 is outstanding as a stock subscription receivable;

●	In the quarter ended June 30, 2011, we issued 600,000 shares to consultants valued at $172,000;

●	In September 2011, we issued 10,000,000 shares to Seawright Holdings, Inc. in satisfaction of a note payable to Seawright in the original principal amount of $600,000.

●	During the fourth quarter of 2011, we issued 150,000 shares valued at $12,000 in exchange for an extension of a convertible note payable.

During 2012 the Company issued shares of common stock in the following transaction:

●	In the quarter ended March 2012, we issued 1,333,804 shares of common stock upon the conversion of $62,967 of convertible notes;

●
On December 3, 2012, we issued 70,000,000 shares of common stock to Darryl Reed, our chief executive officer, in payment of any accounts payable or accrued expenses owed.  The shares were valued at the market price of $0.0175 for $1,225,000 on the date of approval by the board of directors.

●	On December 17, 2012, we issued 10,000,000 shares of common stock, valued at $120,000, to Actual Investments in satisfaction of a note payable by the Company to Asher Enterprise.

Options/Warrants

Transactions involving options issued in the years ended December 31, 2012 and 2011 are summarized below:

	Options/Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2010	800,480	$0.30
Issued	800,000	0.167 to 0.40
Options exercised	800,000	0.167 to 0.40
Cancelled/Expired	180	$500.00
Outstanding as of December 31, 2011	800,300	$0.30
Issued	-	-
Exercised	-	-
Cancelled/Expired	300	-
Outstanding as of December 31, 2012	800,000	$0.30

Total stock-based compensation expense recognized by for the years ended December 31, 2012 and 2011 attributable to the issuance of options was $0 and $126,590, respectively. The weighted-average significant assumptions used to determine the fair those fair values, using a Black-Scholes option pricing model are as follows:

2011

Significant assumptions (weighted-average):	$0.30
Risk-free interest rate at grant date	0.72%
Expected stock price volatility	56.03%
Expected dividend payout	0%
Expected option life (in years)	3.8 years

2012

Significant assumptions (weighted-average):	$0.30
Risk-free interest rate at grant date	0.69%
Expected stock price volatility	22.79%
Expected dividend payout	0%
Expected option life (in years)	2.8 years

The weighted average remaining contractual life of the options and warrants issued by the Company as of December 31, 2012 is set forth below.

Date of Issuance	Number of Options /Warrants	Exercise Price	Contractual Life	Weighted Average Remaining Contractual Life (Years)
October 22, 2010	800,000	0.30	5 years	2.8
	800,000			2.8

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

NOTE 6 – RECLASSIFICATIONS

Certain amounts on the 2011 financial statements have been reclassified to conform to the 2012 presentation. These reclassifications have no effect on net income.

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

Knox Gas, LLC owns a lease of 100 acres, which contains five drilled wells; a lease of 20.2 acres, which contains two drilled wells; a lease of 700 acres which contains no wells, and a lease of 400 acres, which contains three drilled wells.  The properties have been appraised, as an operator, at $624,360 by an independent valuation firm. However, the property is now used as royalty interest. Prior to the Company’s acquisition of Knox Gas, LLC, Knox Gas, LLC had agreed to guarantee a loan obtained by the Company in July 2011 in the amount of $150,000, and pledged its interest in the wells to secure the guarantee.  See Note 1 – Notes Payable.

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

NOTE 10- CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Convertible Promissory Note in July 2010, under which it received $150,000 of loan proceeds. The Convertible Note accrues interest at 18% per annum which is payable and due quarterly. The noteholder has the option to convert any unpaid note principal and accrued interest to the Company's common stock at a rate of 75% of the average closing price of the last ten days of trading any time after the issuance date of the note.

During 2011, the Company entered into two Convertible Promissory Notes, under which it received an aggregate of $88,000 of loan proceeds. The Convertible Notes accrue interest 8% per annum payable upon maturity. The note holders have the option to convert any unpaid principal and accrued interest at any time to the Company’s common stock at a rate of 55% of the average three trading days low out of the immediately preceding ten trading days. In accordance ASC 470-20, the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. The two convertible note were settled on December 17, 2012 by issuance of 10 million shares at the market price of $0.012. The company suffered a loss of $44,871 for the conversion.

NOTE 11 – SEGMENT INFORMATION

The Company had one reportable segment for the years ended December 31, 2012 and 2011, and accordingly is not required to present financial information by segment.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company leased office space from Capitol Home Remodeling, LC, which was partially owned by Darryl Reed, our chief executive officer. The lease was terminated on August 31, 2012. As of December 3, 2012, we owed Capital Home Remodeling, LLC $32,550 for accrued but unpaid rental expense. The expense was settled by issuance of shares, to Darryl Reed on December 3, 2012.

On December 3, 2012, we issued 70,000,000 shares (post-split) of common stock to Darryl Reed for $1,225,000, or $0.0175 per share, which was the market price on the date of issuance. Mr. Reed is our chairman and chief executive officer. Mr. Reed paid for the shares by crediting the purchase price against amounts owed to him for accrued wages and other payables, and the remainder as bonus compensation

On March 25, 2010, we loaned $125,000 to Seawright Holdings, Inc. (“Seawright”) pursuant to a promissory note that bears interest at 6% per annum, and is payable in full 24 months after the date of the note. The loan proceeds were used by Knox County Minerals, LLC (“Knox Minerals”), a subsidiary of Seawright, to pay the down payment on an option to purchase the oil and gas mineral rights under 6,615 acres of land in Knox County, Kentucky for $1,575,000.  On April 16, 2010, Knox Minerals assigned its rights under the option agreement to the Company.  A portion of the consideration for the assignment was a promissory note payable by the Company to Knox Minerals in the amount of $600,000 payable with interest at the rate of 6% per annum five years after the date of the note.  The parties agreed that the promissory note would be secured by the oil and gas properties in the event we completed the purchase of the properties, which we did not do. Joel Sens is the principal shareholder and sole director and officer of Seawright.  At the time both notes were issued, Mr. Sens was not an officer, director or shareholder of the Company.  After April 16, 2010, Mr. Sens became an officer and director of the Company, and as a result both notes are reflected as related party obligations on our financial statements. As of December 31, 2012, Seawright was indebted to us for principal of $125,000 and accrued interest of $20,795. There was also a non-interest advance of $65,000. The total amount of $210, 795 was adjusted against the allowance for bad debt reserve.

On March 22, 2011, the Company purchased all of the membership interests of Knox Gas, LLC for $500,000.  The purchase price is payable pursuant to two promissory notes in the amount of $250,000 each that are payable to Joel Sens and Barbara Reed.  Mr. Sens is an officer and director of the Company.  Ms. Reed is the spouse of Darryl Reed, who is an officer and director of the Company. Knox Gas, LLC owns a lease of 100 acres, which contains five drilled wells; a lease of 20.2 acres, which contains two drilled wells; a lease of 700 acres which contains no wells, and a lease of 400 acres, which contains three drilled wells.  The properties have been appraised at $624,360 by an independent valuation firm. As of December 31, 2012, the appraised value was established at $213,881, and an impairment loss of $286,119 was entered. The note payable to related parties, Joel Sens and Barbara Reed, was forgiven for principal balance and accrued interest and fees on December 15, 2012.

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

NOTE 14 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the year ended December 31, 2012 and 2011, the Company has incurred operating losses of ($2,036,343) and ($79,279), respectively. In addition, the Company has a deficiency in stockholder’s equity of ($302,041) and ($291,526) at December 31, 2012 and 2011, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company’s liquidity, the Company is currently trying to raise capital through conversion of ownership of wells into royalty interests. There can be no assurance that the Company will be successful in its efforts to secure additional equity financing.

NOTE 15 – SUBSEQUENT EVENTS (UNAUDITED)

Management has evaluated the Company’s activity since the end of the period on December 31, 2012, and in their opinion has determined that no additional material subsequent events occurred that would require disclosure in the financial statements.