Form 10-Q
period 2013-09-30
NEXT GENERATION ENERGY CORP.
filed 2013-11-19
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  As of November 13, 2013 there were 125,996,094 shares of common stock, $0.001 par value issued and outstanding.

NEXT GENERATION ENERGY CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	(unaudited)	(audited)
	Sep 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and equivalents	$632	$528
Total current assets	632	528

OIL AND GAS PROPERTIES (FULL COST METHOD):
Mineral rights	14,930	14,930
Evaluated	213,881	213,881
Gross oil and gas properties	228,811	228,811

Less – accumulated depletion	-	-

Net oil and natural gas properties	228,811	228,811

TOTAL ASSETS	$229,443	$229,339
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$113,250	$19,258
Accounts payable – related parties	21,664	-
Accrued wages	190,987	52,238
Accrued interest payable	53,761	33,813
Beneficial conversion feature	567,863	106,071
Notes Payable	60,000	30,000
Convertible notes payable, net of debt discount	133,000	150,000
Total current liabilities	1,140,525	491,380

Long term debt, less current maturities:
Due to related party	40,000	40,000
Total long term liabilities	40,000	40,000

Total liabilities	1,180,525	531,380

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS - continued
 SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(continued)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share; 999,000,000 shares authorized, 125,996,094 and 113,853,237 shares issued and outstanding	125,996	113,853
Preferred stock Series A, $0.001 par value, 500,000 shares authorized, zero issued and outstanding	-	-
Preferred stock Series B, $0.001 par value, 500,000 Shares authorized, zero issued and outstanding	-	-
Additional paid in capital	14,646,652	14,038,295
Accumulated deficit	(15,723,730)	(14,454,189)
Total stockholders' (deficit)	(951,082)	(302,041)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$229,443	$229,339

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	Three months ended September 30,
	2013	2012
REVENUES:
Royalty income	$394	$1,607
Total revenue	394	1,607

OPERATING EXPENSES:
Administrative	68,720	84,600
Total operating expenses	68,720	84,600

(LOSS) FROM OPERATIONS	(68,326)	(82,993)

OTHER INCOME AND EXPENSES:
Gain on beneficial conversion	530,000	-
Amortization of debt discount	-	-
(Loss) on beneficial conversion	(13,166)	(2,827)
Interest expense	(5,567)	(13,069)
Total other income and expenses	511,267	(15,896)

Net Income (loss) before income taxes	442,941	(98,889)

Provision for income taxes	-	-

NET INCOME (LOSS)	$442,941	$(98,889)

Net income/(loss) per common share-basic (Note A)	$0.004	$(0.003)

Net income/(loss) per common stock-assuming fully diluted (Note A)	$0.003	(see Note A)

Weighted average number of common shares outstanding-basic	125,996,094	33,853,237

Weighted average number of common shares outstanding-fully diluted	133,348,182	(see Note A)

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	Nine months ended September 30,
	2013	2012
REVENUES:
Royalty income	$715	$2,213
Total revenue	715	2,213

OPERATING EXPENSES:
Administrative	185,016	318,313
Total operating expenses	185,016	318,313

(LOSS) FROM OPERATIONS	(184,301)	(316,100)

OTHER INCOME AND EXPENSES:
Gain/(Loss) on note conversion to stock	(603,500)	290
Amortization of debt discount	-	(41,113)
(Loss) on beneficial conversion	(461,792)	(43,770)
Interest expense	(19,948)	(40,858)
Total other income and expenses	(1,085,240)	(125,451)

Net Income (loss) before income taxes	(1,269,541)	(441,551)

Provision for income taxes	-	-

NET (LOSS)	$(1,269,241)	$(441,551)

Net income/(loss) per common share-basic (Note A)	$(0.01)	$(0.01)

Net income/(loss) per common stock-assuming fully diluted (Note A)	(see Note A)	(see Note A)

Weighted average number of common shares outstanding-basic	119,368,674	33,658,429

Weighted average number of common shares outstanding-fully diluted	(see Note A)	(see Note A)

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid In	Accum.
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2012	113,853,237	$113,853	$14,038,295	$(14,454,189)	$(302,041)

Net income	-	-	-	12,501	12,501

Balance March 31, 2013	113,853,237	$113,853	$14,038,295	$(14,441,688)	$(289,540)

Conversion of convertible note	12,142,857	12,143	608,357	-	620,500

Net (loss)	-	-	-	(1,724,983)	(1,724,983)

Balance June 30, 2013	125,996,094	$125,996	$14,646,652	$(16,166,671)	$(1,394,023)

Net income	-	-	-	442,941	442,941

Balance September 30, 2013	125,996,094	$125,996	$14,646,652	$(15,723,730)	$(951,082)

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

	(Unaudited)	(Unaudited)
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,269,541)	$(441,551)
Amortization of debt discount	-	41,113
Loss on debt conversion	603,500	43,770
(Gain) loss on derivative liability	461,792	(290)
Cancellation of Stock Subscription	-	62,135
Adjustments to reconcile net income to net cash Provided by operating activities:
(Increase) in assets
Prepaid expenses and other current assets	-	12,460
Note receivable-accrued interest	-	(5,610)
Increase (decrease) in liabilities
Accounts payable	(6,009)	51,712
Accounts payable – related parties	21,664	-
Accrued interest	19,948	24,030
Accrued interest – related parties	-	22,439
Accrued expenses	138,750	138,750
Advances related party	-	40,000

Net cash flows (used) by operating activities	(29,896)	(11,042)

CASH FLOWS FROM INVESTING ACTIVITIES:	-
Sale(Acquisition) of lease rights	-	3,525

Net cash flows provided by investing activities	-	3,525

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	30,000	-

Net cash flows provided by financing activities	30,000	-

NET INCREASE (DECREASE) IN CASH	104	(7,517)

CASH, BEGINNING OF PERIOD	528	7,618

CASH, END OF PERIOD	$632	$101

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Debt conversion, converted investment	$17,000	$62,967
Shares issued for option exercises	-	1,333,804
Shares issued due to debt conversion	12,142,859	-

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2013 (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2012 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

Depletion

Oil and gas producing property costs are amortized using the unit of production method.  The Company did not record any amortization expense in the three and nine month periods ended September 30, 2013 and 2012.

NOTE A - SUMMARY OF ACCOUNTING POLICIES - continued

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. During the three and nine month periods ended September 30, 2013 and 2012, the Company did not recognize any impairment.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three and nine month periods ended September 30, 2013 and 2012.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations no advertising costs for the three and nine month periods ended September 30, 2013 and 2012, respectively.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES - continued

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the three and nine month periods ended September 30, 2013 and 2012 was nil.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three and nine month periods ended September 30, 2013 was 125,996,094 and 119,368,674, respectively.  The diluted shares outstanding for the three and nine month periods ended September 30, 2013 was 133,348,182 and 124,172,335. In determining the number of shares used in computing diluted loss per share for the three and nine month periods ended September 30, 2013 and 2012, common stock equivalents derived from shares issuable from the exercise of stock options and conversion of convertible debt are not considered in the calculation of the weighted average number of common shares outstanding because they would be antidilutive, thereby decreasing the net loss per share.  Therefore, the diluted loss per share is shown as not applicable on the Statements of Operations presented as part of the Company’s financial statements.

Liquidity

As shown in the accompanying financial statements, the Company had a loss from operations of ($68,326) and ($184,301) during the three and nine month periods ended September 30, 2013.  The Company's total liabilities exceeded its total assets by $951,082 as of September 30, 2013.

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

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - NOTES PAYABLE

Notes payable at September 30, 2013 and December 31, 2012 consists of the following:

	September 30, 2013	December 31, 2012

Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan was payable at maturity in July 2012 plus accrued interest. (1)	80,000	150,000

Note payable – Actual Investments, LLC, bearing interest at 6% per annum, all principal and accrued interest is payable at maturity in October 2013. (2)	30,000	30,000

Note payable – Actual Investments, LLC, bearing interest at 6% per annum, all principal and accrued interest is payable at maturity in March 2014. (3)	30,000	-

Note payable – Actual Investments, LLC, bearing interest at 8% per annum, all principal and accrued interest is payable at maturity in September 2013. (4)	53,000	-

Total notes payable	193,000	180,000

Less: current maturities	193,000	180,000

Long term portion	$-	$-

(1)
Obligation to Forge, LLC for $150,000, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2012 plus accrued interest.  The note is secured by certain oil and gas properties owned by Knox Gas, LLC, a subsidiary of the Company.  The note is convertible to common stock at a conversion price equal to 75% of the average of the closing prices of the Common Stock for the 10 trading days immediately preceding a conversion date.  The balance outstanding at September 30, 2013 was $80,000 plus accrued interest of $49,558. Our obligation to Forge, LLC contains an embedded beneficial conversion feature since the fair value of our common stock on the date of issuance was in excess of the effective conversion price.  The embedded beneficial conversion feature was recorded by allocating a portion of the proceeds equal to the intrinsic value of the feature to “Additional paid-in-capital”. The intrinsic value of the feature is calculated on the issuance date by multiplying the difference between the quoted market price of our common stock and the effective conversion price by the number of common shares into which the note may be converted.  The resulting discount on the immediately convertible shares is recorded within “Additional paid-in capital” and is amortized over the period from the date of issuance of the to the stated maturity date.  The amount of the discount was $50,000, of which $22,055 was amortized in 2010 and the balance in 2011.  On May 24th, 2013, $70,000 of the note was sold and assigned to Actual Investments, LLC.  This note is currently in default.

(2)	The company entered into a promissory note with Actual Investment, LLC on November 27, 2012. The note is unsecured and accrues interest 6% per annum payable on maturity October 26, 2013.

(3)	The company entered into a promissory note with Actual Investment, LLC on March 13, 2013. The note is unsecured and accrues interest 6% per annum payable on maturity March 12, 2014.

(4)
On May 24th, 2013 Actual Investments, LLC entered into a contemporaneous Agreement with Forge, LLC and the company.  Actual Investments, LLC purchased $70,000 of the outstanding obligation to Forge, LLC as describe in subscript (1) and the note is subject to new terms agreed upon between the company and Actual Investments, LLC.  Actual Investments, LL has the option to purchase the remainder of the Forge, LLC debt.  The obligation between the company and Actual Investments, LLC bears interest at 8% per annum and is payable at maturity in September 2013 plus accrued interest.  This note is currently in default.

NOTE C – OPTIONS

Non-Employee Stock Options

The weighted average remaining contractual life of the options and warrants issued by the Company as of September 30, 2013 is set forth below:

Date of Issuance	Number of Options/ Warrants	Exercise Price	Contractual Life	Weighted Average Remaining Contractual Life (Years)
October 22, 2010	800,000	0.30	5 years	2.06

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	800,000	$0.30
Granted	-	-
Exercised	-	-
Canceled or expired	-	$-

Outstanding at September 30, 2013	800,000	$0.30

NOTE D - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  Management has provided a valuation allowance for the total net deferred tax assets as of September 30, 2013, as they believe it is more likely than not that the entire amount of deferred assets will not be realized.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized in the near future.

The Company’s tax returns are subject to possible examination by the taxing authorities. For federal income tax purposes, the tax returns remain open for possible examination for a period of three years after the respective filing deadlines of those returns.

NOTE E – COMMON STOCK

At September 30, 2013, the Company's authorized capital stock was 999,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 125,996,094 shares of common stock, and no shares of preferred stock.

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

NOTE G – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three and nine month periods ended September 30, 2013, the Company incurred an operating loss of ($68,326) and ($184,301).  The Company has a deficiency in stockholder’s equity of ($951,082) and ($302,041) at September 30, 2013 and December 31, 2012, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

NOTE H – RELATED PARTY TRANSACTIONS

During the first quarter of 2012, Mr. Reed’s spouse advanced the Company $40,000 on an unsecured basis with no set repayment terms

NOTE I - SUBSEQUENT EVENTS

Management has evaluated the Company’s activity since the end of the period on September 30, 2013, and in their opinion has determined that no additional material subsequent events occurred that would require disclosure in the financial statements

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

During the three month periods ended September 30, 2013 and 2012, the Company's revenues were $394 and $1,607, respectively.

During the three months ending September 30, 2013, our operating expenses were $68,720, as compared to $84,600 for the three months ending September 30, 2012.  As a result, the Company had operating losses of ($68,326) and ($82,993) in the three months ended September 30, 2013 and 2012, respectively

In the three months ended September 30, 2013 and 2012, the Company recorded other net income (expense) of $511,267 and $(15,896), respectively.

The Company realized a net income for the three months ended September 30, 2013 of $442,941 as compared to a net loss of ($98,889) in the three months ended September 30, 2012.

During the nine month periods ended September 30, 2013 and 2012, the Company's revenues were $715 and $2,213, respectively.

During the nine months ending September 30, 2013, our operating expenses were $185,016, as compared to $318,313 for the nine months ending September 30, 2012. As a result, the Company had operating losses of ($184,301) and ($316,100) in the nine months ended September 30, 2013 and 2012, respectively.
In the nine months ended September 30, 2013 and 2012, the Company recorded other net income (expense) of ($1,085,240) and $(125,451), respectively.

The Company realized a net loss for the nine months ended September 30, 2013 of ($1,269,541) as compared to a net loss of ($441,551) in the three months ended September 30, 2012.

Liquidity and Sources of Capital

The Company's balance sheet as of September 30, 2013 reflects current assets of $632, current liabilities of $1,140,525 and a net working capital deficit of ($1,139,893).

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a (184,301) loss from operations in the nine months ended September 30, 2013, and only have revenues of $715 for 2013.  These factors create an uncertainty about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEXT GENERATION ENERGY CORP.

Date: November 18, 2013	/s/ Darryl Reed
By: Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)