Form 10-K
period 2013-12-31
NEXT GENERATION ENERGY CORP.
filed 2014-04-15
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 002-74785-B

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $4,247,591 based upon a market price of $0.03 per share as of June 28, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 228,346,094 shares as of March 19, 2014.

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

We continue to specialize in oil and natural gas assets, however, our Board of Directors recently approved a plan to redirect resources and to focus our core business on the medical marijuana industry.  The Company would focus on providing turnkey facilities including management, accounting and security services.  In addition, the Company's wholly owned subsidiary, NextGen Cannabis Consulting LLC, has entered into a Letter of Intent  with Highway 2 Health, Inc., of which there is no guarantee that we will agree to terms on a definitive agreement or close such transaction.

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

Lessor	Acres	No. Wells	Date	Term	Delay Rental	Royalty
B. and S. Smith	100	5	6/3/2010	3 years	None	1/8 th
B. and S. Smith	20.2	2	6/3/2010	3 years	None	1/8 th
B. S. S. and H. Smith	700	0	6/3/2010	3 years	None	1/8 th
W. Patterson	400	3	5/26/2010	3 years	None	1/4 th
Hinkle-Creighton	480	6
Hinkle-Creighton	320	2

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

Employees and Consultants

At April 14, 2014, we had three employees.

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

Since entering the oil and gas business in 2010, we have experienced losses from our operations.  Our ability to become profitable will be dependent on the receipt of revenues from our oil and gas wells greater than our operational expenses.  We did not actually acquire any oil and gas properties until 2011, and we have not received any revenues from the wells on our properties.  We purchased the oil and gas rights to 1,220 acres of land in Knox County, Kentucky in 2011, which contains ten shut-in wells.  Our wells are connected to a gas gathering system that we share with approximately 125 other wells that are owned by the creditors of the former operator of the field.  We do not need any additional capital to resume operations at the shut-in wells; however, we are dependent on the owner of the other 125 wells in the field resuming operations, over which we have no control, before we can resume operations at our wells.  Our geologist estimates that more wells could be drilled in our field, and we would need capital to drill the wells if we decide to drill them ourselves.  We also need additional capital to make other acquisitions of oil and gas properties.  If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.  Further, if we elect to enter the medical marijuana industry, of which there is no guarantee, we may elect to dispose of our oil and natural gas assets.

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

We May Be Forced To Raise Capital or continue to pay management in equity On Terms That Are Dilutive To Existing Shareholders.

We must locate external sources of financing to meet our capital requirements to acquire new oil and gas properties and invest in the wells drilled on our current property or to implement our business in the marijuana industry. Further, Mr. Reed does not have an employment agreement.   In 2012, Mr. Reed received a stock grant of 70,000,000 shares of common stock that was applied to accrued compensation of $223,859, an account payable of $32,550 due to an affiliate of Mr. Reed for lease expense, and the balance as a stock award. In the future, we may continue to pay Mr. Reed in shares of common stock in lieu of a cash salary if we are unable to raise adequate capital or generate cash from proceeds.   We do not have the existing resources to meet those capital requirements to implement our business plan or pay Mr. Reed.  We are actively considering the following methods of obtaining the capital we need:

●	private placements of our common stock,

●	sales of interests in entities established to own and hold producing wells,

●	private offerings in ventures set up specifically to drill wells,

● ●	lines of credit from financial institutions or private individual investors or continuing to compensate Mr. Reed in shares of common stock.

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

We Have A Very Small Management Team And The Loss Of Any Member Of This Team May Prevent Us From Implementing Our Business Plan In A Timely Manner.

We have one executive officer and a limited number of additional consultants.  Our success depends largely upon the continued services of Darryl Reed, our only officer.  We do not maintain key person life insurance policies on the lives of any of our officers.  The loss of any of our officers could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our officers in a timely manner, or at all, on acceptable terms.

Our CEO Has Substantial Outside Business Interests, Which May Impair his Ability To Manage Our Business.

Our executive officer has outside business interests, and does not devote 100% of their working time to our business.  Mr. Reed has substantial outside business interests, and estimates that he spends about 90% of his working time on our affairs.  The fact that Mr. Reed has outside business interests could lessen their focus on our business.

Our Sole Officer And Director Has Significant Voting Control Over Us, And Outside Shareholders Will Have Little Voice In Management.

Darryl Reed has significant influence over us by virtue of his ownership of 86,759,716 shares of our common stock, which is 38% of our outstanding common stock, which is likely sufficient to control the outcome of any shareholder vote.

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

There Is A Limited Market For Our Common Stock

The trading market for our common stock is limited. Our common stock is not yet eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market.  Though we have plans to migrate to a national securities exchange, we have yet to be successful in this endeavor and there is no guarantee that we will be successful in the near future.  Our common stock is currently eligible only for trading on the OTC Markets and the OTC Bulletin Board. This market tends to be substantially less liquid than national and regional securities exchanges or the Nasdaq Stock Market. We cannot provide you with any assurance that a more active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

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

ITEM 3. LEGAL PROCEEDINGS.

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects.  We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

During 2012 and 2013, our Common Stock was traded on the OTC Bulletin Board under the symbol “NGMC.”  The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2012 and 2013.

	2012		2013
	High	Low	High	Low
First Quarter	0.07	0.03	0.089	0.016
Second Quarter	0.04	0.02	0.109	0.03
Third Quarter	0.02	0.01	0.0695	0.015
Fourth Quarter	0.02	0.01	0.0179	0.003

There were 99 shareholders of record of the common stock as of December 31, 2013. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

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

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2013 or 2012.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2012, we issued Darryl Reed, our chief executive officer, 70,000,000 shares of common stock for accrued expenses and bonus compensation. The shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933.

As previously reported, on July 23, 2010, the Company issued a convertible debenture to Forge, LLC (“Forge”) in the original principal amount of $150,000 (the “Forge Note”).  The Forge Note bears interest at 18% per annum, and is convertible into common stock of the Company at a conversion price equal to 75% of the average closing price of the common stock for the 10 trading days preceding the conversion. The Forge Note matured in July 2012.

On May 24, 2013, Actual Investments, LLC (“Actual”) and Forge entered into an Option Agreement, under which Actual has the right to purchase part or all of the Forge Note for an aggregate option price of $183,313, which is the amount outstanding on the Forge Note as of February 28, 2013. The option originally expired on May 24, 2013, unless Actual purchased at least $70,000 of the Forge Note by that date, in which event the option would expire on May 23, 2014.  Actual purchase $70,000 of the Forge Note on May or before May 24, 2013, and therefore the expiration of the Option Agreement is May 23, 2014.

On May 24, 2013, the Company and Actual entered into a Note Agreement, which provides that (a) the interest rate on any portion of the Forge Note purchased by Actual would be 8% per annum, and (b) the maturity date of any portion of the Forge Note purchased by Actual will be September 30, 2013.  The Note Agreement also provides that the conversion price on the first $70,000 of the Forge Note converted by Actual would be $0.0014 per share, instead of the conversion price specified in the Forge Note.

On May 30, 2013, Actual converted $17,000 of indebtedness under the Forge Note into 12,142,857 shares of common stock of the Company at a conversion price of $0.0014 per share.

On January 22, 2014, the Company entered into an Agreement dated January 22, 2014 with a debt holder (the “Debt Holder”) pursuant to which the Company and the Debt Holder agreed to convert $30,000 in debt into 10,000,000 shares of common stock.  The debt was initially incurred on November 27, 2012.  The Sole Director of the Company approved the conversion on February 13, 2014.   As a result of the conversion and issuances to consultants and employees, the Company presently has 228,346,094 shares of common stock outstanding.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2013, we did not purchase any outstanding securities.

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

Results of Operations

Fiscal Years ended December 31, 2013 and 2012

During the years ended December 31, 2013 and 2012, we had $1,265  and $2,274 of revenues, respectively.

During the years ended December 31, 2013 and 2012, we incurred operating expenses of $418,444 and $1,558,054, respectively.  Our operating expenses decreased in the year ended December 31, 2013 primarily as a result of stock based compensation.

We reported a loss from operations during the years ended December 31, 2013 and 2012 of ($417,179) and ($1,555,780), respectively.  The decreased operating loss in 2013 was attributable to stock based compensation.

We incurred other expenses during the years ended December 31, 2013 and 2012 of ($4,384,002) and ($164,526), respectively.  The increase in other expenses was due to the company restructuring its debt.

We reported net losses during the years ended December 31, 2013 and 2012 of ($4,801,181) and ($1,720,306), respectively.  The increased loss in 2013 as compared to 2012 is largely attributable to compensation to our CEO and losses on beneficial conversion features of our notes payable.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the years ended December 31, 2013 and 2012:

	Fiscal Year ended December 31,
	2013	2012
Net cash provided by (used) in operating activities	(29,355)	(80,615)
Net cash provided by (used) in investing activities	--	(3,525)
Net cash provided by (used) in financing activities	30,000	70,000
Net (decrease) increase in unrestricted cash and cash equivalents	645	(7,090)

Comparison of 2013 and 2012

In the year ended December 31, 2013 and 2012, we financed our operations primarily through the issuance of notes and the issuance of common stock for services.

In 2013 we had a net loss of $4,801,181 which was comprised of a loss on debt restructuring of $4,420,171.  Major non-cash items that affected our cash flow from operations in 2013 were $4,420,171 for the value of debt restructuring.,

The net cash used by operations for the year ended December 31, 2012 reflects a net loss of $1,720,306 offset by the following items that reconcile net loss from operations to cash used by operations:  stock based compensation and shares issued for accrued expenses $1,225,000, amortized discount on convertible debentures of $41,113. The net cash used by operations for the year ended December 31, 2012 was also impacted by the following changes in operating assets and liabilities:  increases in accounts payable of $11,115, a decrease in accrued wages of $38,859, increase in accrued interest payable of $23,936 and decrease in prepaid expenses and other current assets of $12,460.

Liquidity

Our balance sheet as of December 31, 2013 reflects cash of $1,173, current assets of $1,173, current liabilities of $896,035, and a working capital deficit of ($894,862).

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

We need to raise additional capital in order to make additional acquisitions of oil and gas properties or to implement our business in the marijuana industry.  In addition, we need to raise additional capital to finance our ongoing legal, auditing and administrative costs until we generate sufficient revenues from our oil and gas properties to pay those expenses.  While we expect to pay for certain of our ongoing administrative expenses through the deferral of salaries or the issuance of shares of common stock to satisfy the expense, there are some expenses that we cannot defer and cannot satisfy from the issuance of common stock.  We estimate that we will need to raise approximately $75,000 to pay expenses that we will incur over the next year which cannot be deferred or satisfied with common stock.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2012 and 2013, and minimal revenues.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through conversion of ownership of wells into royalty interests.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by Article 8 of Regulation S-X are attached hereto as Exhibit A .

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2013, there has not been any change in accountants, or any disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Darryl Reed, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective as described below.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2013 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Material Weaknesses

Based upon this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2013, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

3.	The company had not instituted, as of December 31, 2013, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

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

ITEM 9B. OTHER INFORMATION.

On February 12, 2014, Joel Sens resigned as a director and executive officer of the Company pursuant to an Agreement entered between the Company, Mr. Sens, Knox County Minerals LLC and Seawright Holdings Inc. (“Seawright”) (the “Sens Agreement”).  The Sens Agreement was dated January 24, 2014 but signed on February 12, 2014.  Pursuant to the Sens Agreement, Mr. Sens and Seawright  agreed to return 4,650,000 and 10,000,000 shares of common stock, respectively, to the Company for cancellation.  In consideration for Seawright returning the 10,000,000 shares of common stock to the Company, the Company agreed to a reduction of $25,000 in the amount of debt owed to the Company by Seawright.  Further, the parties agreed to a full release except with respect to the debt owed to the Company by Seawright.

Additionally, in order to further clean up the Company’s balance sheet, the Company entered into an Agreement dated January 22, 2014 with a debt holder (the “Debt Holder”) pursuant to which the Company and the Debt Holder agreed to convert $30,000 in debt into 10,000,000 shares of common stock.  The debt was initially incurred on November 27, 2012.  The Sole Director of the Company approved the conversion on February 13, 2014

The above securities were offered and sold to the parties in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Debt Holder is an accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Listed below are our directors and executive officers.

Name	Age	Present Positions with Company
Darryl Reed	45	Chairman, Chief Executive Officer and Chief Financial Officer

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

Board of Directors

Our board currently consists of one director. There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Board Committees

We do not have an audit, nominating or compensation committee.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which is filed herewith as Exhibit 14.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2012 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $	Stock Awards $ (1)	Total $

Darryl Reed, Chairman, CEO and CFO (1)	2012	$150,000	$968,591	$1,118,591
	2013	$150,000	$--	$150,000

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

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year. We did not make any award to any named executive officer under any long-term incentive plan in the last fiscal year. We did not reprice any options or stock appreciation rights during the last fiscal year. Our executive officers did not have any unexercised options, stock that was not vested or equity incentive plan awards as of December 31, 2013.  In the future, we may continue to pay Mr. Reed in shares of common stock in lieu of a cash salary if we are unable to raise adequate capital or generate cash from proceeds.

Employment Agreements
We do not have any employment agreements with any of our officers.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Darryl Reed	-	-	-	-	-	-	-

We do not have any policy regarding the compensation of directors and have paid no compensation for director services in the last two years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 19, 2014, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Darryl Reed (2) 7351 (N) Lockport Place Lorton, VA 22079	86,759,716	38%

All Officers and Directors as a Group	86,759,716	38%

(1) Based upon 228,346,094 shares of Common Stock issued and outstanding as of March 19, 2014.

(2) All of Mr. Reed’s shares are owned outright.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 about our outstanding compensation plans under which shares of stock have been authorized:

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

On December 3, 2012, we issued 70,000,000 shares (post-split) of common stock to Darryl Reed valued at $1,225,000, or $0.0175 per share, which was the market price on the date of issuance. Mr. Reed is our chairman and chief executive officer. Mr. Reed paid for the shares by crediting the purchase price against amounts owed to him for accrued wages and other payables, and the remainder as additional compensation

On March 25, 2010, we loaned $125,000 to Joel  Sens. (“Sens”) pursuant to a promissory note that bears interest at 6% per annum, and is payable in full 24 months after the date of the note. The loan proceeds were used by Knox County Minerals, LLC (“Knox Minerals”), a subsidiary of Seawright, to pay the down payment on an option to purchase the oil and gas mineral rights under 6,615 acres of land in Knox County, Kentucky for $1,575,000.  On April 16, 2010, Knox Minerals assigned its rights under the option agreement to the Company.  A portion of the consideration for the assignment was a promissory note payable by the Company to Knox Minerals in the amount of $600,000 payable with interest at the rate of 6% per annum five years after the date of the note.  The parties agreed that the promissory note would be secured by the oil and gas properties in the event we completed the purchase of the properties, which we did not do. Joel Sens is the principal shareholder and sole director and officer of Seawright.  At the time both notes were issued, Mr. Sens was not an officer, director or shareholder of the Company.  After April 16, 2010, Mr. Sens became an officer and director of the Company. As of December 31, 2012, Joel Sens was indebted to us for principal of $125,000 and accrued interest of $20,795. There was also a non-interest advance of $65,000. As of December 31, 2012 the total amount of $210,795 was reserved as allowance for bad debt.  On February 12, 2014, Mr. Sens resigned as a director and executive officer of the Company pursuant to an Agreement entered between the Company, Mr. Sens, Knox County Minerals and Seawright (the “Sens Agreement”).  The Sens Agreement was dated January 24, 2014 but signed on February 12, 2014.  Pursuant to the Sens Agreement, Mr. Sens and Seawright  agreed to return 4,650,000 and 10,000,000 shares of common stock, respectively, to the Company for cancellation.  In consideration for Seawright returning the 10,000,000 shares of common stock to the Company, the Company agreed to a reduction of $25,000 in the amount of debt owed to the Company by Seawright.  Further, the parties agreed to a full release except with respect to the debt owed to the Company by Seawright.

On March 22, 2011, we purchased all of the membership interests of Knox Gas, LLC for $500,000.  The purchase price is payable pursuant to two promissory notes in the amount of $250,000 each that are payable to Joel Sens and Barbara Reed.  Mr. Sens is a former officer and director of the Company.  Ms. Reed is the spouse of Darryl Reed, who is an officer and director of the Company.  Knox Gas, LLC owns a lease of 100 acres, which contains five drilled wells; a lease of 20.2 acres, which contains two drilled wells; a lease of 700 acres which contains no wells, and a lease of 400 acres, which contains three drilled wells.  The properties have been appraised at $624,360 by an independent valuation firm. The promissory note payable to Joel Sens and Barbara Reed, was forgiven for principal balance and accrued interest and fees on December 15, 2012.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2013 and 2012, we have retained Turner Jones & Associates, pllc ("Turner Jones") as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

The following is a summary of the fees billed to the Company by Turner Jones for professional services rendered for the fiscal years ended December 31, 2013 and 2012:

Fee Category	Fiscal 2012 Fees			Fiscal 2013 Fees
Audit Fees	$	[42,594	]	$	[42,514	]
Audit-Related Fees		--			--
Tax Fees		1,000			1000
All Other Fees		--			--
Total Fees	$	[43,594	]	$	[43,514	]

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

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2012 or 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           List the following documents filed as a part of the report:

(1)           All financial statements:  Audited financial statements of Next Generation Energy Corp. as of December 31, 2013 and 2012, and for the years ended December 31, 2013 and 2012, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)           Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

(3)           Those exhibits required by Item 601 of Regulation S-K (Section 229.601 of this chapter) and by paragraph (b) below.  Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation, under the name Micro Tech Industries, Inc. (incorporated by reference to the Company’s annual report on Form 10KSB filed on April 15, 1998)

3.2	Amendment to the Articles of Incorporation (incorporated by reference to the Company’s quarterly report filed on Form 10 Q filed on May 15, 1997)

3.3	Certificate of Change filed May 5, 2010 (incorporated by reference to the Form 8-K filed May 7, 2010)

3.4	Amendment to the Articles of Incorporation filed July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

3.5	Amended and Restated Bylaws (incorporated by reference to the Company’s annual report on Form 10KSB filed on November 12, 1999)

3.6	Amendment to Bylaws (incorporated by reference to the Form 8-K filed May 7, 2010)

4.1	Agreement between Next Generation Energy Corp. and Actual Investments LLC

4.2*	6% Promissory Note dated March 13, 2013 between Next Generation Energy Corp. and Actual Investments, LLC

4.3	Note Agreement dated May 24, 2013 between Next Generation Energy Corp. and Actual Investments, LLC

4.4	2014 Incentive Stock Plan (incorporated by reference to the Form S-8 filed on February 14, 2014)

10.1	Convertible Debenture Purchase Agreement by and among Next Generation Media Corp., Forge, LLC and Knox Gas, LLC dated July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

10.2	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.3	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.4	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.5	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.6	Debt Forgiveness Note in the amount of $277,863 by Barbara Reed (incorporated by reference to Form 8-K filed March 23, 2011)

10.7	Debt Forgiveness Note in the amount of $277,863 by Joel Sens (incorporated by reference to Form 8-K filed March 23, 2011)

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

10.14	Oil and Gas Lease dated May 26, 2010 by and among William J. Patterson, Sr. and Sharron F. Patterson and Knox Gas, LLC (400 acres) (incorporated by reference to Form 10-K/A filed March 2, 2012)

10.15	2012 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed March 22, 2012)

10.16	Agreement entered between Next Generation Energy Corp., Joel Sens, Knox County Minerals LLC and Seawright Holdings Inc.

10.16	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed March 22, 2012)

11**	Statement re earnings per share

14	Code of Business Conduct and Ethics (incorporated by reference to Form 10-K filed May 16, 2010)

21*	List of subsidiaries

23*	Consent of Turner Jones & Associates, pllc

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*          Filed herewith.

**       Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NEXT GENERATION ENERGY CORP.

Dated: April 14, 2014	/s/ Darryl Reed
Darryl Reed, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: April 14, 2014	/s/ Darryl Reed
Darryl Reed, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

EXHIBIT A

Next Generation Energy Corp.

and Subsidiary

Consolidated Financial Statements

For The Years Ended December 31, 2013 and 2012

With Audit Report of Independent

Registered Public Accounting Firm

Turner, Jones & Associates, P.L.L.C.
Certified Public Accountants
108 Center Street, North, 2 nd Floor
Vienna, Virginia 22180-5712
(703) 242-6500
FAX (703) 242-1600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Next Generation Energy Corp.
4270 John Marr Drive
Annandale, Virginia 22003

We have audited the accompanying consolidated balance sheet of Next Generation Energy Corp. and its subsidiary (a Nevada Incorporation) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Energy Corp. and subsidiary as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Jones & Associates, PLLC

Vienna, Virginia

April 06, 2014

Next Generation Energy Corporation
Consolidated Balance Sheets
December 31, 2013 and 2012

ASSETS

	2013	Restated 2012
CURRENT ASSETS:
Cash and cash equivalents	$1,173	$528

Total current assets	1,173	528
OIL & GAS PROPERTIES (FULL COST METHOD):
Evaluated	71,000	71,000
Mineral rights	14,930	14,930

Gross oil & natural gas properties	85,930	85,930

TOTAL ASSETS	$87,103	$86,458

See accompanying notes and accountant's audit report

Next Generation Energy Corporation
Consolidated Balance Sheets
December 31, 2013 and 2012

LIABILITIES AND STOCKHOLDERS' EQUITY

	2013	Restated 2012
CURRENT LIABILITIES:
Accounts payable	$150,724	$119,258
Accrued wages	238,596	52,238
Accounts payable-related party	170,000	-
Accrued interest payable	59,329	33,813
Beneficial conversion feature	44,386	106,071
Note Payable	60,000	30,000
Convertible notes payable, net of debt discount of $88,000	133,000	150,000
Due to related party	40,000	-

Total current liabilities	896,035	491,380
LONG TERM LIABILITIES:
Due to related party	-	40,000

Total long term liabilities	-	40,000

Total liabilities	896,035	531,380

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 999,000,000 shares authorized 125,996,094 and 113,853,237 issued and outstanding
Common stock, $0.001 par value, 500,000,000	125,996	113,853
Preferred stock Series A, $0.001 par value, 500,000 shares authorized, zero issued outstanding	-	-
Preferred stock Series B, $0.001 par value, 500,000 shares authorized, zero issued outstanding	-	-
Additional paid in capital	17,978,597	13,553,569
Accumulated deficit	(18,913,525)	(14,112,344)

Total stockholders' equity (deficit)	(808,932)	(444,922)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,103	$86,458

See accompanying notes and accountant's audit report

Next Generation Energy Corporation Consolidated Statements of Operations For The Years Ended December 31, 2013 and 2012

	2013	Restated 2012

REVENUES:	$1,265	$2,274

OPERATING EXPENSES:
General and administrative	418,444	1,558,054

Total operating expenses	418,444	1,558,054

Loss from operations	(417,179)	(1,555,780)

OTHER INCOME AND EXPENSES:
Gain (Loss) on beneficial conversion	61,684	(47,050)
Loss on Conversion	-	(44,871)
Interest expense	(25,515)	(31,492)
Loss on debt restructure	(4,420,171)	-
Amortization of debt discount	-	(41,113)

Total other income and expenses	(4,384,002)	(164,526)

Net loss	(4,801,181)	(1,720,306)

Loss applicable to common stockholders	$(4,801,181)	$(1,720,306)

Basic loss per common share	$(0.04)	$(0.04)

Weighted average common shares	120,972,611	39,680,134
Diluted loss per common share	N/A	N/A
Fully diluted common shares	177,933,198	58,048,831

See accompanying notes and accountant's audit report

Next Generation Energy Corporation
Consolidated Statements of Stockholders' Equity
For Years Ended December 31, 2013 and 2012

			Stock	Additional
	Common Stock		Sub.	Paid In	Accum.
	Shares	Amount	Rec.	Capital	Deficit	Total

December 31, 2011 (Restated)	32,519,433	$325,194	$(62,135)	$11,863,261	$(12,392,038)	$(265,718)

Shares issued for accrued expenses and bonus	70,000,000	70,000	-	1,155,000	-	1,225,000

Shares issued for option exercises	1,333,804	13,338	-	49, 629	-	62,967

Shares issued for settlement of notes payable	10,000,000	10,000	-	110,000	-	120,000

Cancellation of debts by related parties (Restated)	-	-	-	71,000	-	126,726

Adjustment for change of Par Value	-	(304,679)	-	304,679	-	-

Charge-off of Stock Subscription	-	-	62,135	-	-	62,135

Net loss (Restated)	-	-	-	-	(1,720,306)	(1,720,306)

December 31, 2012 (Restated)	113,853,237	$113,853	$-	$13,553,569	$(14,112,344)	$(444,922)

Debt restructuring	-	-	-	4,420,171	-	4,420,171

Shares issued in debt restructuring	12,142,857	12,143	-	4,857	-	17,000

Net loss	-	-	-	-	(4,801,181)	(4,801,181)

	125,996,094	$125,996	$-	$17,978,597	$(18,913,525)	$(808,932)

See accompanying notes and accountant's audit report

Next Generation Energy Corporation
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2013 and 2012

	2013	Restated 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)
Adjustments to reconcile net income to net cash Provided by operating activities:	$(4,801,181)	$(1,720,306)
Loss (gain) on Beneficial Conversion	(61,684)	47,050
Loss on Conversion	-	44,871
Bad Debt	-	265,450
Stock issued for services & accrued expenses	-	1,225,000
Loss on debt restructuring	4,420,171	-
Shares issued for accrued interest	-	7,555
Amortization	-	41,113
Decrease in assets
Prepaid expenses and other current assets	-	12,460
Increase (decrease) in liabilities	-	-
Accounts payable	31,466	11,115
Accrued wages	186,359	(38,859)
Accrued interest payable	25,514	23,936
Accounts payable-related	170,000	-
Net cash flows (used) by operating activities
	(29,355)	(80,615)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in royalty interest	-	3,525

Net cash flows provided by investing activities	-	3,525

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable	30,000	30,000
Related Party Advances	-	40,000

Net cash flows provided by financing activities	30,000	70,000

NET (INCREASE) IN CASH	645	(7,090)

CASH, BEGINNING OF PERIOD	528	7,618

CASH, END OF PERIOD	$1,173	$528
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Shares issued for debt restructuring	4,420,171	-
Shares issued for services & accrued expenses	-	1,225,000
Cancellation of indebtedness	-	71,000
Shares issued for accrued interest	-	7,555

See accompanying notes and accountant's audit report

Next Generation Energy Corporation
Notes to Consolidated Financial Statements
For The Years Ended December 31, 2013  and 2012

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

The Company did not record any depreciation expense for 2013 or 2012.

Advertising Expense:

The Company expenses the cost of advertising and promotions as incurred. The Company incurred no advertising costs in the years ended December 31, 2013 and 2012.

Revenue Recognition:

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition ("ASC 605-10"). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments ("ASC 605-25"). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on the Company's financial position and results of operations was not significant.

Impairment of Long-Lived Assets:

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, plant and equipment ("ASC 360-10"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The impairment expense recognized under ASC 360-10 for the years ended December 31, 2013 and 2012 was zero.

Comprehensive Income:

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income ("ASC 220-10") which establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company does not have any items of comprehensive income in any of the periods presented.

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

Stock Based Compensation:

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation ("ASC 718-10"). The Company made no employee stock based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the years ended December 31, 2013 and 2012 was $0 and $1,070,056, respectively.

Liquidity:

As shown in the accompanying financial statements, the Company recorded a net (loss) of ($4,801,181) and ($1,720,306) during the years ended December 31, 2013 and 2012, respectively. The Company's total liabilities exceeded its total assets by $808,932 as of December 31, 2013.

Concentration of Credit Risk:

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Use of Estimates:

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company's condensed consolidated financial statements.

The Company's most significant areas of estimation and assumption are:

•	Estimation of future cash flows used to assess the recoverability of long-lived assets
•	Estimation of the net deferred income tax asset valuation allowance
•	Determination of the appropriate assumptions to use to estimate the fair value of stock-based compensation for purposes of recording stock-based compensation

Gas and Oil Properties:

The Company will follow the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company's unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company's unamortized costs in natural gas and oil properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. Decreases in market prices, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result m future ceiling test impairments.

Asset Retirement Obligations:

Accounting Standards Codification 410, Asset retirement and environmental obligations ("ASC 410") was adopted by the Company. ASC 410 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company has an option to purchase natural gas and oil properties which may require expenditures to plug and abandon the wells when reserves in the wells are depleted. These expenditures under ASC 410 will be recorded in the period the liability is incurred (at the time the wells are drilled or acquired).

Amortization:

Oil and gas producing property costs are amortized using the unit of production method. The Company did not record any amortization expense in the twelve months ending December 31, 2013 or 2012.

Research and Development:

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development ("ASC 730-10"). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the years ended December 31, 2013 and 2012.

Income Taxes:

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Risks and Uncertainties:

The Company at times may have cash deposits in excess of federally insured limits.

Earnings Per Common Share:

We calculate earnings per share, or EPS, in accordance with ASC 260, Earnings Per Share, which requires the computation and disclosure of two EPS amounts: basic and diluted. We compute basic EPS based on the weighted-average number of shares of Common Stock outstanding during the period. We compute diluted EPS based on the weighted-average number of shares of our Common Stock outstanding plus all potentially dilutive shares of our Common Stock outstanding during the period. Such potentially dilutive shares of our Common Stock consist of options, convertible debt and warrants. Potentially dilutive shares of our Common Stock representing 56,960,587 and 18,368,697 shares of our Common Stock for 2013 and 2012, respectively, were excluded from the calculation of diluted earnings per share for these periods because their effect would have been anti-dilutive due to the net loss reported by us.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Energy Corporation and its subsidiary Next Generation Royalties, LLC for the year ended December 31, 2013 and 2012. All inter-company balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements:

The Company did not adopt any new accounting standards that had a material impact on the financial statements.

Reclassifications:

Certain 2012 amounts have been reclassified to conform to current year presentation.

NOTE 2 – NOTES PAYABLE

Notes payable at December 31, 2013 and 2012 consists of the following:

	2013	2012

Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2012 plus accrued interest. (1)	$80,000	$150,000

Note payable -Actual Investments, LLC, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in October 2013 (3)	30,000	30,000

Note payable-Actual Investments, LLC, bearing interest at 6% per annum, all principle and accrued interest due in March 2014	30,000	-

Note payable-Actual Investments, LLC, bearing interest at 8% per annum, all principle and accrued interest due in September 2013 (2)	53,000	-

Total notes payable	193,000	180,000

Less: current maturities	193,000	180,000

Long term portion	$-	$-

(1)
Obligation to Forge, LLC for $150,000, bearing interest at 18.00% per annum, the loan in payable at maturity in July 2012 plus accrued interest. The note is secured by certain oil and gas properties owned by Knox Gas, LLC, a subsidiary of the Company. The note is convertible to Common Stock at a conversion price equal to 75% of the average of the closing prices of the Common Stock for the 10 trading days immediately preceding a conversion date. The balance outstanding at December 31, 2013 was $80,000 plus accrued interest of $53,158. Our obligation to Forge, LLC contains an embedded beneficial conversion feature since the fair value of our Common Stock on the date of issuance was in excess of the effective conversion price. The embedded beneficial conversion feature was recorded by allocating a portion of the proceeds equal to the intrinsic value of the feature to "Additional paid-in-capital". The intrinsic value of the feature is calculated on the issuance date by multiplying the difference between the quoted market price of our Common Stock and the effective conversion price by the number of common shares into which the note may be converted. The resulting discount on the immediately convertible shares is recorded within "Additional paid-in capital" and is amortized over the period from the date of issuance of the to the stated maturity date. The amount of the discount was fully amortized in 2012.

(2)
Actual Investment LLC purchased $70,000 of the note due to Forge, LLC and renegotiated the terms of the debt. As a result, the interest rate was reduced to 8% per annum and the conversion rate was reduced to $.0017.

(3)
The company entered into a promissory note with Actual Investment, LLC on November 27, 2012. The note is unsecured and accrues interest at 6% per annum payable on maturity October 26, 2013. Subsequent to year end the note was converted into 10,000,000 shares of the Company's Common Stock.

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

The Company had a net operating loss of approximately $16,000,000 at December 31, 2013 expiring through 2033.

Management has provided a valuation allowance for the total net deferred tax assets as of December 31, 2013 and 2012, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

The company will file a consolidated return, with a tax liability of $0 for the year 2013.

Tax returns filed since 2009 are subject to audit by the Internal Revenue Service or other tax authorities.

NOTE 5 – COMMON STOCK

The Board of Directors approved an increase in the number of authorized common shares on December 3, 2012. The Company's authorized 999,000,000 shares with 126,346,094 shares issued and outstanding at December 31, 2013.

During 2012 the Company issued shares of common stock in the following transaction:

•	In the quarter ended March 2012, we issued 1,333,804 shares of common stock upon the conversion of $62,967 of convertible notes;

•
On December 3, 2012, we issued 70,000,000 shares of common stock to Darryl Reed, our chief executive officer, in payment of any accounts payable or accrued expenses owed. The shares were valued at the market price of $0.0175 for $1,225,000 on the date of approval by the board of directors.

•	On December 17, 2012, we issued 10,000,000 shares of common stock, valued at $120,000, to Actual Investments in satisfaction of a note payable by the Company to Asher Enterprise.

During 2013 the Company issued shares of common stock in the following transaction:

•	In May of 2013 the Company issued 12,142,857 shares of common stock upon the partial conversion ($17,000) of a promissory note.

Options/Warrants

Transactions involving options issued m the years ended December 31, 2013 and 2012 are summarized below:

	Options /Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2011	800,300	$0.30
Issued	-	0.167 to 4.40
Options exercised	-	0.167 to 4.40
Cancelled/Expired	300	$500.00
Outstanding as of December 31, 2012	800,000	$0.30
Issued Exercised	-	-
Cancelled/Expired	-	-
Outstanding as of December 31, 2013	800,000	$0.30

Total stock-based compensation expense recognized by for the years ended December 31, 2013 and 2012 attributable to the issuance of options was zero.

The weighted average remaining contractual life of the options and warrants issued by the Company as of December 31, 2013 is set forth below:

Date of Issuance	Number of Options /Warrants	Exercise Price	Contractual Life	Weighted Average Remaining Contractual Life (Years)
October 22, 2010	800,000	0.30	5 years	1.8
	800,000			1.8

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

NOTE 6 – RECLASSIFICATIONS

Certain amounts on the 2012 financial statements have been reclassified to conform to the 2013 presentation. These reclassifications have no effect on net income.

NOTE 7 – OIL AND NATURAL GAS PROPERTIES

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

NOTE 8 – ACQUISITION OF ASSETS

On March 22, 2011, the Company purchased all of the membership interests of Knox Gas, LLC for $500,000. The purchase price is payable pursuant to two promissory notes in the amount of $250,000 each that are payable to Joel Sens and Barbara Reed. Mr. Sens is an officer and director of the Company. Mrs. Reed is the spouse of Darryl Reed, who is an officer and director of the Company. These loans were forgiven in 2012. In addition, the carrying amount of the wells was adjusted to $71,000.

Knox Gas, LLC owns a lease of 100 acres, which contains five drilled wells; a lease of 20.2 acres, which contains two drilled wells; a lease of 700 acres which contains no wells, and a lease of 400 acres, which contains three drilled wells. The properties have been appraised, as an operator, at $624,360 by an independent valuation firm. However, the property is now used as royalty interest. Prior to the Company's acquisition of Knox Gas, LLC, Knox Gas, LLC had agreed to guarantee a loan obtained by the Company in July 2011 in the amount of $150,000, and pledged its interest in the wells to secure the guarantee. See Note 1 -Notes Payable.

NOTE 9 – CONVERTIBLE PROMISSORY NOTES PAYABLE

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

During 2011, the Company entered into two Convertible Promissory Notes, under which it received an aggregate of $88,000 of loan proceeds. The Convertible Notes accrue interest 8% per annum payable upon maturity. The note holders have the option to convert any unpaid principal and accrued interest at any time to the Company's common stock at a rate of 55% of the average three trading days low out of the immediately preceding ten trading days. In accordance ASC 470-20, the Company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. The two convertible note were settled on December 17, 2012 by issuance of 10 million shares at the market price of $0.012. The company suffered a loss of $44,871 for the conversion.

NOTE 10 – SEGMENT INFORMATION

The Company had one reportable segment for the years ended December 31, 2013 and 2012, and accordingly is not required to present financial information by segment.

NOTE 11 – PREFERREDSTOCK

We may issue shares of preferred stock in one or more classes or series within a class as may be determined by our board of directors, who may establish the number of shares to be included in each class or series, may fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued by the board of directors may rank senior to the common stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up of us, or both. Moreover, under certain circumstances, the issuance of preferred stock or the existence of the un-issued preferred stock might tend to discourage or render more difficult a merger or other change in control. We have designated two series of preferred stock, one for 500,000 shares that is referred to as "Callable Cumulative Convertible Preferred Stock (Series A Preferred Stock)" and the other for 500,000 shares that is referred to as "Redeemable Cumulative Convertible Preferred Stock (Series B Preferred Stock)." There are no shares outstanding of either series.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company leased office space from Capitol Home Remodeling, LC, which was partially owned by Darryl Reed, our chief executive officer. The lease was terminated on August 31, 2012. As of December 3, 2012, we owed Capital Home Remodeling, LLC $32,550 for accrued but unpaid rental expense. The expense was settled by issuance of shares, to Darryl Reed on December 3, 2012.

On December 3, 2012, we issued 70,000,000 shares (post-split) of common stock to Darryl Reed for $1,225,000, or $0.0175 per share, which was the market price on the date of issuance. Mr. Reed is our chairman and chief executive officer. Mr. Reed paid for the shares by crediting the purchase price against amounts owed to him for accrued wages and other payables, and the remainder as bonus compensation.

On March 25, 2010, we loaned $125,000 to Seawright Holdings, Inc. ("Seawright") pursuant to a promissory note executed by Joel Sens that bears interest at 6% per annum, and is payable in full 24 months after the date of the note. The loan proceeds were used by Knox County Minerals, LLC ("Knox Minerals"), a subsidiary of Seawright, to pay the down payment on an option to purchase the oil and gas mineral rights under 6,615 acres of land in Knox County, Kentucky for $1,575,000. On April 16, 2010, Knox Minerals assigned its rights under the option agreement to the Company. A portion of the consideration for the assignment was a promissory note payable by the Company to Knox Minerals in the amount of $600,000 payable with interest at the rate of 6% per annum five years after the date of the note. The parties agreed that the promissory note would be secured by the oil and gas properties in the event we completed the purchase of the properties, which we did not do. Joel Sens is the principal shareholder and sole director and officer of Seawright. At the time both notes were issued, Mr. Sens was not an officer, director or shareholder of the Company. After April 16, 2010, Mr. Sens became an officer and director of the Company, and as a result both notes are reflected as related party obligations on our financial statements. As of December 31, 2012, Seawright was indebted to us for principal of $125,000 and accrued interest of $20,795. There was also a non-interest advance of $65,000. The total amount of $210,795 was adjusted against the allowance for bad debt reserve.

On March 22, 2011, the Company purchased all of the membership interests of Knox Gas, LLC for $500,000. The purchase price is payable pursuant to two promissory notes in the amount of $250,000 each that are payable to Joel Sens and Barbara Reed. Mr. Sens is an officer and director of the Company. Ms. Reed is the spouse of Darryl Reed, who is an officer and director of the Company. Knox Gas, LLC owns a lease of 100 acres, which contains five drilled wells; a lease of 20.2 acres, which contains two drilled wells; a lease of 700 acres which contains no wells, and a lease of 400 acres, which contains three drilled wells. The properties have been appraised at $624,360 by an independent valuation firm. The note payable to related parties, Joel Sens and Barbara Reed, was forgiven for principal balance and accrued interest and fees on December 15, 2012. The carrying amount of these leases have been adjusted to reflect the cost of the leases to Knox Gas, LLC.

NOTE 13 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the year ended December 31, 2013 and 2012, the Company has incurred operating losses of ($4,801,181) and ($1,720,306), respectively. In addition, the Company has a deficiency in stockholder's equity of ($808,932) and ($444,922) at December 31, 2013 and 2012, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to establishing its business and there can be no assurance that the Company's efforts will be successful. However, the planned principal operations have not fully commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is currently trying to raise capital through conversion of ownership of wells into royalty interests. There can be no assurance that the Company will be successful in its efforts to secure additional equity financing.

NOTE 14 – DEBT RESTRUCTING

The Company restructured its $70,000 debt obligation to Actual Investments LLC whereby the creditor reduced the interest rate from 18% to 8% and extended the debts maturity date. In exchange, the Company changed the conversion rate in which the debt is convertible into shares of its Common Stock. The original conversion rate was at a 25% discount from market based on the preceding ten day average was changed to a conversion rate fixed at $.0017 per share. The change in the conversion rate resulted in a loss to the Company, net of interest savings, of $4,420,171 or $.04 per share.

In May of 2013. The lender converted $17,000 of the debt into 12,142,857 shares of Common Stock.

NOTE 15 – RESTATEMENT

The Company is restating its financial statements to adjust the cost of its gas leases acquired under common control and the related impairment. The impact of the restatement on 2012 is a decrease in the reported loss of $316,037, decrease in assets of $142,881 and decrease in paid in capital of $484,726 related to cancelation of indebtedness.

NOTE 16 – SUBSEQUENT EVENTS (UNAUDITED)

Management has evaluated the Company's activity since the end of the period on December 31, 2013, and in their opinion has determined that the following material subsequent events occurred that would require disclosure in the financial statements.

In February of 2014, Actual Investments LLC converted one of its $30,000 promissory notes into 10,000,000 shares of the Company's Common Stock.