Form 10-Q
period 2014-03-31
NEXT GENERATION ENERGY CORP.
filed 2014-05-20
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  As of  May 18, 2014 there were 227,996,094 shares of common stock, $0.001 par value issued and outstanding.

NEXT GENERATION ENERGY CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013

	(unaudited)	(audited)
	Mar 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and equivalents	$821	$1,173
Prepaid expenses	782	-
Total current assets	1,603	1,173

OIL AND GAS PROPERTIES (FULL COST METHOD):
Mineral rights	14,930	14,930
Evaluated	71,000	71,000
Gross oil and gas properties	85,930	85,930

Less – accumulated depletion	-	-

Net oil and natural gas properties	85,930	87,103

TOTAL ASSETS	$87,533	$87,103

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$142,311	$150,724
Accounts payable – related parties	214,164	170,000
Accrued wages	153,847	238,596
Accrued interest payable	62,815	59,329
Beneficial conversion feature	4,335	44,386
Convertible notes payable, net of debt discount	157,000	193,000
Due to related party	-	40,000
Total current liabilities	734,471	896,035

Total liabilities	734,471	896,035

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
BALANCE SHEETS - continued
 MARCH 30, 2014 AND DECEMBER 31, 2013
(continued)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share; 999,000,000 shares authorized, 227,996,094 and 125,996,094 shares issued and outstanding	227,996	125,996
Preferred stock Series A, $0.001 par value, 500,000 shares authorized, zero issued and outstanding	-	-
Preferred stock Series B, $0.001 par value, 500,000 Shares authorized, zero issued and outstanding	-	-
Additional paid in capital	18,973,598	17,978,597
Accumulated deficit	(19,848,532)	(18,913,525)
Total stockholders' (deficit)	(646,938)	(808,932)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,533	$87,103

See the accompanying notes to the unaudited financial statements

NEXT GENERATION ENERGY CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(UNAUDITED)

Three months ended March 31, 2014
REVENUES:
Royalty income	$505
Total revenue	505

OPERATING EXPENSES:
Administrative	789,077
Total operating expenses	789,077

(LOSS) FROM OPERATIONS	(788,572)

OTHER INCOME AND EXPENSES:
Gain on beneficial conversion	40,052
(Loss) on beneficial conversion	(181,328)
Interest expense	(5,159)
Total other income and expenses	(146,435)

Net (loss) before income taxes	(935,007)

Provision for income taxes	-

NET (LOSS)	$(935,007)

Net income/(loss) per common share-basic (Note A)	$(0.006)

Net income/(loss) per common stock-assuming fully diluted (Note A)	(see Note A )

Weighted average number of common shares outstanding-basic	152,596,745

Weighted average number of common shares outstanding-fully diluted	157,490,129

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid In	Accum.
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2013	125,996,094	$125,996	$17,978,597	$(18,913,525)	$(808,932)

Shares issued as payment on debt	20,353,846	20,354	195,646	-	216,000

Shares issued as compensation	12,000,000	12,000	144,000	-	156,000

Shares issued as consulting fees	69,646,154	49,646	456,354	-	506,000

Conversion of convertible notes	20,000,000	20,000	199,000	-	219,000

Net loss	-	-	-	(935,007)	(935,007)

Balance – March 31, 2014	227,996,094	227,996	18,973,598	(19,948,532)	(646,938)

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORPORATION STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(935,007)

Loss on beneficial conversion	183,001
(Gain) on beneficial conversion	(40,051)

Adjustments to reconcile net income to net cash Provided by operating activities:
(Increase) in assets
Prepaid expenses and other current assets	(782)

Increase (decrease) in liabilities
Accounts payable	(8,414)
Accounts payable – related parties	214,164
Accrued interest	3,486
Accrued expenses	71,251

Net cash flows (used) by operating activities	(512,352)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	6,000
Shares issued for services	506,000

Net cash flows provided by financing activities	512,000

NET (DECREASE) IN CASH	(352)

CASH, BEGINNING OF PERIOD	1,173

CASH, END OF PERIOD	$821

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-
Shares issued for payment of notes payable	353,846
Shares issued for payment of accounts payable	20,000,000
Shares issued due to debt conversion	20,000,000
Shares issued for compensation	12,000,000
Shares issued for payment of consulting fees	49,646,154

See the accompanying notes to the unaudited financial statements.

NEXT GENERATION ENERGY CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2014 (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2013 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

Condensed consolidated interim period results are not necessarily indicative of results of operations or cash flows for the full year and accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The Company has evaluated events or transactions through the date of issuance of these condensed consolidated financial statements.

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

Depletion

Oil and gas producing property costs are amortized using the unit of production method.  The Company did not record any amortization expense in the three month periods ended March 31, 2014 and 2013.

NOTE A - SUMMARY OF ACCOUNTING POLICIES - continued

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. During the three month periods ended March 31, 2014 and 2013, the Company did not recognize any impairment.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three month periods ended March 31, 2014 and 2013.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations no advertising costs for the three month periods ended March 31, 2014 and 2013, respectively.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES - continued

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the three month periods ended March 31, 2014 and 2013 was $156,000 and $0.

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three month period ended March 31, 2014 was 152,431,617.  The diluted shares outstanding for the three month period ended March 31, 2014 was 157,490,129. In determining the number of shares used in computing diluted loss per share for the three month period ended March 31, 2014, common stock equivalents derived from shares issuable from the exercise of stock options and conversion of convertible debt are not considered in the calculation of the weighted average number of common shares outstanding because they would be antidilutive, thereby decreasing the net loss per share.  Therefore, the diluted loss per share is shown as not applicable on the Statements of Operations presented as part of the Company’s financial statements.

Liquidity

As shown in the accompanying financial statements, the Company had a loss from operations of ($935,007) during the three month period ended March 31, 2014.  The Company's total liabilities exceeded its total assets by $646,938 as of March 31, 2014.

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

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - NOTES PAYABLE

Notes payable at March 31, 2014 and December 31, 2013 consists of the following:

	March 31, 2014	Dec. 31, 2013

Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan was payable at maturity in July 2012 plus accrued interest. (1)	74,000	80,000

Note payable – Actual Investments, LLC, bearing interest at 6% per annum, all principal and accrued interest is payable at maturity in October 2013. (2)	30,000	30,000

Note payable – Actual Investments, LLC, bearing interest at 6% per annum, all principal and accrued interest is payable at maturity in March 2014. (3)	-	30,000

Note payable – Actual Investments, LLC, bearing interest at 8% per annum, all principal and accrued interest is payable at maturity in September 2013. (4)	53,000	53,000

Total notes payable	157,000	193,000

Less: current maturities	157,000	193,000

Long term portion	$-	$-

(1)
Obligation to Forge, LLC for $150,000, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2012 plus accrued interest.  The note is secured by certain oil and gas properties owned by Knox Gas, LLC, a subsidiary of the Company.  The note is convertible to common stock at a conversion price equal to 75% of the average of the closing prices of the Common Stock for the 10 trading days immediately preceding a conversion date.  The balance outstanding at March 31, 2014 was $74,000 plus accrued interest of $56,596. Our obligation to Forge, LLC contains an embedded beneficial conversion feature since the fair value of our common stock on the date of issuance was in excess of the effective conversion price.  The embedded beneficial conversion feature was recorded by allocating a portion of the proceeds equal to the intrinsic value of the feature to “Additional paid-in-capital”. The intrinsic value of the feature is calculated on the issuance date by multiplying the difference between the quoted market price of our common stock and the effective conversion price by the number of common shares into which the note may be converted.  The resulting discount on the immediately convertible shares is recorded within “Additional paid-in capital” and is amortized over the period from the date of issuance of the to the stated maturity date.  The amount of the discount was $50,000, of which $22,055 was amortized in 2010 and the balance in 2011.  On May 24th, 2013, $70,000 of the note was sold and assigned to Actual Investments, LLC. This note is currently in default.

(2)
The company entered into a promissory note with Actual Investment, LLC on November 27, 2012. The note is unsecured and accrues interest 6% per annum payable on maturity October 26, 2013.  This note is currently in default.

(3)
The company entered into a promissory note with Actual Investment, LLC on March 13, 2013. The note is unsecured and accrues interest 6% per annum payable on maturity March 12, 2014.  The note was converted to stock on February 13th, 2014.

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

NOTE C – OPTIONS

Non-Employee Stock Options

The weighted average remaining contractual life of the options and warrants issued by the Company as of March 31, 2014 is set forth below:

Date of Issuance	Number of Options/ Warrants	Exercise Price	Contractual Life	Weighted Average Remaining Contractual Life (Years)
October 22, 2010	800,000	0.30	5 years	1.56

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	800,000	$0.30
Granted	-	-
Exercised	-	-
Canceled or expired	-	$-

Outstanding at March 31, 2014	800,000	$0.30

NOTE D - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  Management has provided a valuation allowance for the total net deferred tax assets as of March 31, 2014, as they believe it is more likely than not that the entire amount of deferred assets will not be realized.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized in the near future.

The Company’s tax returns are subject to possible examination by the taxing authorities.  For federal income tax purposes, the tax returns remain open for possible examination for a period of three years after the respective filing deadlines of those returns.

NOTE E – COMMON STOCK

At March 31, 2014, the Company's authorized capital stock was 999,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 227,996,094 shares of common stock, and no shares of preferred stock.

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Convertible Promissory Note on July 23, 2010. The Convertible Promissory Note accrues interest at 18% per annum which is payable and due quarterly, and matures on July 23, 2012. The note holders have the option to convert any unpaid note principal and accrued interest to the Company's common stock at a rate of 75% of the average closing price of the last ten days of trading any time after the issuance date of the note.  The note is currently in default.

The Company entered into a Convertible Promissory Note on May 24, 2013. The Convertible Promissory Note accrues interest at 8% per annum which is payable and due at maturity on September 30, 2013. The note holders have the option to convert any unpaid note principal and accrued interest to the Company's common stock at a rate of $0.0014 per share.  The note holder converted $17,000 of the note to common stock at the conversion price and the Company recognized $603,500 as a loss in stock conversion.  The note is currently in default.

In accordance ASC 470-20, the company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issued to the investors. During the three months ended March 31, 2013 the Company recognized $978,626 as a loss in the beneficial conversion feature.

NOTE G – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three month period ended March 31, 2014, the Company incurred an operating loss of ($935,007).  The Company has a deficiency in stockholder’s equity of ($646,938) and ($808,932) at March 31, 2014 and December 31, 2013, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

NOTE H – RELATED PARTY TRANSACTIONS

During the first quarter of 2014, Mr. Reed’s spouse was paid $214,000 in restricted shares for consulting fees.  During the first quarter of 2014, Mr. Reed’s brother was $170,000 in restricted shares for consulting fees.

NOTE I - SUBSEQUENT EVENTS

Management has evaluated the Company’s activity since the end of the period on March 31, 2014, and in their opinion has determined that the following material subsequent events occurred that would require disclosure in the financial statements.

On April 25, 2014, the Company signed a lease for a new medical marijuana dispensary in Hollywood California.  The lease has an effective date of May 1, 2014 and has a two year term with a 3% escalation clause in year two.

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

Since termination of operations at United Marketing Solutions, Inc., the Company was pursuing the acquisition of a portfolio of properties that contain valuable natural resources, such as natural gas, oil and coal.  The Company’s strategy is to acquire properties that are distressed, undervalued or underutilized at prices it believes are below fair market value. The Company will then provide long term leases to leading natural gas, oil field development firms and coal extractors (lessees) to efficiently extract the resources while Company focuses on growing its portfolio of properties.  In the quarter ended March 31, 2011, the Company acquired its first collection of oil and gas leases in Knox County, Kentucky.

We continue to specialize in oil and natural gas assets, however, our Board of Directors recently approved a plan to redirect resources and to focus our core business on the medical marijuana industry.  The Company would focus on providing turnkey facilities including management, accounting and security services.  In addition, the Company's wholly owned subsidiary, NextGen Cannabis Consulting LLC, entered into a lease for a new medical marijuana dispensary in Hollywood, California.

Results of Operations

During the three month periods ended March 31, 2014 and 2013, the Company's revenues were $505 and $64, respectively. During the three months ending March 31, 2014, our operating expenses were $789,077, as compared to $33,617 for the three months ending March 31, 2013.  As a result, the Company had operating losses of ($788,572) and ($33,328) in the three months ended March 31, 2014 and 2013, respectively

In the three months ended March 31, 2014 and 2013, the Company recorded other net income (expense) of $(146,435) and $45,829, respectively.

The Company realized a net loss for the three months ended March 31, 2014 of $935,007 as compared to a net income of $12,501 in the three months ended March 31, 2013.

Liquidity and Sources of Capital

The Company's balance sheet as of March 31, 2014 reflects current assets of $1,603, current liabilities of $734,471 and a net working capital deficit of ($646,938).

The Company will need to raise capital to meet its working capital and financing needs. Our ability to become profitable is dependent on the receipt of revenues from our oil and gas wells or our cannabis division are greater than our operational expenses.  We acquired our first oil and gas properties in March 2011, which consist of ten shut-in wells which are not currently generating any revenues.  Our wells are connected to a gas gathering system that we share with approximately 125 other wells that are owned by the creditors of the former operator of the field.  We do not need any additional capital to resume operations at the shut-in wells; however, we are dependent on the owner of the other 125 wells in the field resuming operations, over which we have no control, before we can resume operations at our wells.  In addition, our geologist estimates that more wells could be drilled on our leases, and we would need capital to drill the wells if we decide to drill them ourselves. In 2011, we also acquired royalty interests in four wells on three properties, which have produced minimal revenues for us to date.

We need to raise additional capital in order to make additional acquisitions of oil and gas properties and/or implement our business strategy in the cannabis sector.  In addition, we need to raise additional capital to finance our ongoing legal, auditing and administrative costs until we generate sufficient revenues from our oil and gas properties to pay those expenses.  While we expect to pay for certain of our ongoing administrative expenses through the deferral of salaries or the issuance of shares of common stock to satisfy the expense, there are some expenses that we cannot defer and cannot satisfy from the issuance of common stock.  We estimate that we will need to raise approximately $75,000 to pay expenses that we will incur over the next year which cannot be deferred or satisfied with common stock.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a ($935,007) loss from operations in the three months ended March 31, 2014, and only have revenues of $505 for the quarter.  These factors create an uncertainty about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Darryl Reed, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective due to insufficient segregation of duties of incompatible functions and the lack of specific fraud controls.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, the Company may be involved in various litigation matters, which arise in the ordinary course of business.  There is currently no litigation that management believes will have a material impact on the financial position of the Company.

ITEM 1A.  RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

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

On February 3, 2014, the Company issued 20,353,846 shares of common stock in consideration of the payment of debt.

On February 3, 2014, the Company issued 29,646,154 shares of common stock for consulting fees.

On February 10, 2014, the Company issued 20,000,000 shares of common stock for consulting fees.

On February 14, 2014, the Company issued 12,000,000 shares of common stock as compensation.

On February 5, 2014, the Company entered into an Agreement dated February 5, 2014 with a debt holder (the “Debt Holder”) pursuant to which the Company and the Debt Holder agreed to convert $6,000 in debt into 10,000,000 shares of common stock.  The debt was initially incurred on February 5, 2014.  The Sole Director of the Company approved the conversion on February 18, 2014.

The securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The holders are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.  OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation, under the name Micro Tech Industries, Inc. (incorporated by reference to the Company’s annual report on Form 10KSB filed on April 15, 1998)

3.2	Amendment to the Articles of Incorporation (incorporated by reference to the Company’s quarterly report filed on Form 10 Q filed on May 15, 1997)

3.3	Certificate of Change filed May 5, 2010 (incorporated by reference to the Form 8-K filed May 7, 2010)

3.4	Amendment to the Articles of Incorporation filed July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

3.5	Amended and Restated Bylaws (incorporated by reference to the Company’s annual report on Form 10KSB filed on November 12, 1999)

3.6	Amendment to Bylaws (incorporated by reference to the Form 8-K filed May 7, 2010)

4.1	Agreement between Next Generation Energy Corp. and Actual Investments LLC

4.2	6% Promissory Note dated March 13, 2013 between Next Generation Energy Corp. and Actual Investments, LLC (incorporated by reference to Form 10-K filed April 14, 2014)

4.3	Note Agreement dated May 24, 2013 between Next Generation Energy Corp. and Actual Investments, LLC

4.4	2014 Incentive Stock Plan (incorporated by reference to the Form S-8 filed on February 14, 2014)

10.1	Convertible Debenture Purchase Agreement by and among Next Generation Media Corp., Forge, LLC and Knox Gas, LLC dated July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

10.2	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.3	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.4	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.5	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.6	Debt Forgiveness Note in the amount of $277,863 by Barbara Reed (incorporated by reference to Form 8-K filed March 23, 2011)

10.7	Debt Forgiveness Note in the amount of $277,863 by Joel Sens (incorporated by reference to Form 8-K filed March 23, 2011)

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

10.14	Oil and Gas Lease dated May 26, 2010 by and among William J. Patterson, Sr. and Sharron F. Patterson and Knox Gas, LLC (400 acres) (incorporated by reference to Form 10-K/A filed March 2, 2012)

10.15	2012 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed March 22, 2012)

10.16	Agreement entered between Next Generation Energy Corp., Joel Sens, Knox County Minerals LLC and Seawright Holdings Inc.

10.16	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed March 22, 2012)

14	Code of Business Conduct and Ethics (incorporated by reference to Form 10-K filed May 16, 2010)

21	List of subsidiaries (incorporated by reference to Form 10-K filed April 14, 2014)

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEXT GENERATION ENERGY CORP.
Date: May 20, 2014	/s/ Darryl Reed
By: Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)