Form 10-K/A
period 2011-12-31
NEXT GENERATION MANAGEMENT CORP.
filed 2014-06-30
CIK 356292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 002-74785-B

NEXT GENERATION MANAGEMENT CORP.
 (Exact name of registrant as specified in its charter)

NEXT GENERATION ENERGY CORP.
 (Former name of registrant)

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

 EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K/A (the Form 10-K/A) amends the Annual Report on Form 10-K for the year ended December 31, 2011, as originally filed with the Securities and Exchange Commission (the SEC) on April 18, 2012 (the “Original Form 10-K”).

There are no changes to the disclosures in the Original Form 10-K, except that this Form 10-K/A (i) amends and restates, in their entirety, Item 8 Financial Statements and Supplementary Data and (ii) amends Item 15 Exhibits and Financial Statement Schedules to reflect that certain exhibits have been filed with the Original Form 10-K. This Form 10-K/A continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosure herein to reflect any events that occurred at a later date.

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

3

10.14	Oil and Gas Lease dated May 26, 2010 by and among William J. Patterson, Sr. and Sharron F. Patterson and Knox Gas, LLC (400 acres) (incorporated by reference to Form 10-K/A filed March 2, 2012)

10.15	2012 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed March 22, 2012)

10.16	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed March 22, 2012)

11**	Statement re earnings per share

14	Code of Business Conduct and Ethics (incorporated by reference to Form 10-K filed May 16, 2010)

21	List of subsidiaries (Incorporated by reference to the Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 18, 2012)

23*	Consent of Turner Jones & Associates, pllc

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith.

**         Included within financial statements.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NEXT GENERATION MANAGEMENT CORP.

Dated: June 30, 2014	/s/ Darryl Reed
Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: June 30, 2014	/s/ Darryl Reed
Darryl Reed, Chairman and Chief Executive Officer

5

EXHIBIT A

Next Generation Management Corp.

and Subsidiary

Consolidated Financial Statements

For The Years Ended December 31, 2011 and 2010

With Audit Report of Independent

Registered Public Accounting Firm

Turner, Leins & Gold, LLC
Certified Public Accountants
108 Center Street, North, 2nd Floor
Vienna, Virginia 22180-5712
(703) 242-6500
FAX (703) 242-1600

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Next Generation Management Corp.
P.O. Box 1575
Annandale, Virginia 22003

We have audited the accompanying restated consolidated balance sheet of Next Generation Management Corp. (formerly Next Generation Energy Corp.) and its subsidiary (a Nevada Incorporation) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next Generation Management Corp. and subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Leins, & Gold LLC

Vienna, Virginia

April 1, 2012

Restated June 26, 2014

Next Generation Management Corp
Consolidated Balance Sheets-Restated
December 31, 2011 and 2010

ASSETS

	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$7,618	$-
Note receivable and advances-related party	203,315	16,000
Prepaid expenses	12,460	32,080

Total current assets	223,393	48,080

OIL & GAS PROPERTIES(FULL COST METHOD):
Evaluated	71,000	-
Mineral rights	18,455	-
		-

Gross oil & natural gas properties	89,455	-

Less: accumulated depletion	-	-

Net oil & natural gas properties	89,455	-

OTHER ASSETS:
Note receivable and advances – related party	-	195,795

Total other assets	-	195,795

TOTAL ASSETS	$312,848	$243,875

See accompanying notes and accountant's audit report

Next Generation Management Corp
Consolidated Balance Sheets-Restated
December 31, 2011 and 2010

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2011	2010
CURRENT LIABILITIES:
Accounts payable	$108,144	$114,052
Accrued expenses	91,097	534,295
Cash overdraft	-	93
Net assets available for disposal	-	397,029
Obligation under capital leases, current portion		-
Accrued interest payable	9,876	5,063
Beneficial conversion liability	101,561	77,945
Note payable, net of debt discount of $41,112 and $22,055	196,888	122,055
Current portion of notes payable		-

Total current liabilities	507,566	1,250,532

LONG TERM LIABILITIES:
Accrued interest payable-related party		30,772
Note payable – related party		600,000

Total long term liabilities	0	630,772

Total liabilities	507,566	1,881,304

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 50,000,000 shares authorized, 10,969,433 and 12,373 issued and outstanding	325,194	109,694
Preferred stock Series A, $0.001 par value, 500,000 shares authorized, zero issued outstanding	-	-
Preferred stock Series B, $0.001 par value, 500,000 shares authorized, zero issued outstanding	-	-
Stock subscription receivable	(62,135)	(60,000)
Additional paid in capital	11,863,261	9,735,444
Accumulated deficit	(12,321,038)	(11,422,567)

Total stockholders’ equity	(194,718)	(1,637,429)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,848	$243,875

See accompanying notes and accountant's audit report

 Next Generation Management Corp
Consolidated Statements of Operations-Restated
For The Years Ended December 31, 2011 and 2010

	2011	2010
REVENUES:
Rental income	$-	$-

Total revenues	-	-

OPERATING EXPENSES:
General and administrative	681,989	670,662

Total operating expenses	681,989	670,662

Loss from operations	(681,989)	(670,662)

OTHER INCOME AND EXPENSES:
Other income	6,000	32,000
Gain (Loss) on beneficial conversion	34,648	(27,945)
Interest expense, net	(25,351)	(63,841)
Loan fees	(85,880)	-
Amortization of debt discount	(74,833)	(22,055)
Loss on sale of mineral rights	(3,888)	-
Expiration of mineral rights	-	(600,000)

Total other income and expenses	(149,304)	(681,841)

Loss before discontinued operations	(831,293)	(1,352,503)

Loss from discontinued operations	(67,178)	(191,025)

Loss applicable to common shareholders	$(898,471)	$(1,543,528)

Basic loss per common share	$(.05)	$(0.71)

Weighted average common shares	17,332,447	2,147,223
Diluted loss per common share	N/A	N/A
Fully diluted common shares	24,324,709	2,532,692

See accompanying notes and accountant's audit report

Next Generation Management Corp
Consolidated Statements of Stockholders’ Equity-Restated

			Stock	Additional
	Common Stock		Sub.	Paid In	Accum.
	Shares	Amount	Rec.	Capital	Deficit	Total

Balance December 31,2009	12,373	$124	$-	$7,503,354	$(9,879,038)	$(2,375,560)

Shares issued as compensation	10,107,000	101,070	-	34,930	-	136,000

Shares issued for services	850,000	8,500	(60,000)	156,500	-	105,000

Issuance of stock options	-	-	-	99,165	-	99,165

Gain on disposal of segment	-	-	-	1,941,495	-	1,941,495

Fractional shares	60	-	-	-	(1)	(1)

Net loss	-	-	-	-	(1,543,528)	(1,543,528)

Balance December 31, 2010	10,969,433	$109,694	$(60,000)	$9,735,444	$(11,422,567)	$(1,637,429)

Shares issued for accrued expenses	10,000,000	100,000	- 5,000	500,000	-	600,000 5,000

Paid on stock subscriptions receivable

Shares issued for option exercise	800,000	8,000	(47,135)	212,100	-	172,965

Shares issued to consultants	600,000	6,000		166,000	-	172,000

Stock options issued	-	-	-	126,590	-	126,590

Gain on disposal of subsidiary	-	-	-	464,207	-	464,207
Shares issued for loan extension
	150,000	150		10500		12,000
Cancellation of debts related parties				60,420		60,420
Debt discount on convertible debt				88,000		88,000

Charge-off os stock subscription receivable			40,000			40,000

Shares issued for payment of notes payable	10,000,000	100,000	-	500,000	-	600,000

Net loss	-	-	-	-	(898,471)	(898,471)

December 31, 2011	32,519,433	$325,194	$(62,135)	$11,863,261	$(12,321,038)	$(194,718)

See accompanying notes and accountant's audit report

Next Generation Management Corp
Consolidated Statements of Cash Flows-Restated
For The Years Ended December 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(898,471)	$(1,431,462)
Adjustments to reconcile net income to net cash Provided by operating activities:
Loss on gas & oil properties		600,000
Loss on disposal of assets	3,888	-
Derivative adjustment	(34,648)	27,945
Stock issued for services and expenses	172,000	105,000
Stock issued for compensation	0	136,000
Stock issued for loan fee	12,000	-
Stock issued for accrued wages	600,000	-
Loan fee for convertible debt	73,880	-
Cancellation of stock subscriptions	40,000
Cancellation of indebtedness	60,420	-
Issuance of stock options	126,590	-
Depreciation and amortization	74,833	22,055
Decrease (increase) in assets
Prepaid expenses and other current assets	20,070	(28,080)
Accrued interest receivable– related party	(7,520)	(5,795)
Net assets for disposal	-	(353,148)
Increase (decrease) in liabilities
Accounts payable	(6,357)	297,682
Accrued expenses	(443,198)	534,295
Accrued interest payable	4,813	5,062
Accrued interest payable – related party	(30,772)	30,773
Cash overdraft	(93)	-
Beneficial conversion	51,561	-

Net cash flows (used) by operating activities	(181,004)	(59,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable – related party	-	(190,000)
Sale of mineral rights	7,926	-
Investment in oil & gas properties	(55,000)	(600,000)
Investment in royalty interest	(30,269)	-

Net cash flows provided by investing activities	(77,343)	(790,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable – related party		600,000
Convertible notes payable	88,000	150,000
Fractional shares	-	(1)
Payment on stock subscription	5,000
Exercise of stock options	172,965	99,165

Net cash flows provided by financing activities	265,965	849,164

NET (DECREASE) IN CASH	7,618	(509)

CASH, BEGINNING OF PERIOD	-	509

CASH, END OF PERIOD	$7,618	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$	$151,782

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

Shares issued for accrued wages	600,000
Shares issued for consulting fees	172,000	165,000
Shares issued as compensation		136,000
Shares issued for loan extension	12,000
Loan fees for convertible debt	73,880
Cancellation of indebtedness	60,420
Issuance of stock options	126,590
Shares issued for debt	600,000

See accompanying notes and accountant's audit report

Next Generation Management Corp
Notes to Consolidated Financial Statements-Restated
For The Years Ended December 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Management Corp was incorporated in the State of Nevada in November 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corporation in April 1997 and an official name change to Next Generation Energy Corp in July 2010, and an official name change to Next Generation Management Corp in June 1014. The Company is an independent oil and natural gas company engaged in the exploration, development, and production of predominantly natural gas properties located onshore in the United States.

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

Impairment of Long-Lived Assets:

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.  Based on management’s review of its assets no impairment was recognized in 2011 or 2010.

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

Liquidity:

As shown in the accompanying financial statements, the Company recorded a net (loss) of ($898,471) and ($1,543,528) during the year ended December 31, 2011 and 2010, respectively. The Company's total liabilities exceeded its total assets by $194,718 as of December 31, 2011.

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

Income tax returns for years subsequent to 2009 are subject to audit by the various tax authorities.

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

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Management Corp and its subsidiary Next Generation Royalties, LLC for the year ended December 31, 2011 and 2010.  All inter-company balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements:

The Company did not adopt any new accounting standards that had a material impact on the financial statements.

NOTE 2 – NOTES PAYABLE

Notes payable at December 31, 2011 and 2010 consists of the following:

	2011	2010
Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2012 plus accrued interest. (2)	150,000	122,055
Note payable – Asher Enterprises, bearing interest at 8.00% per annum, all principle and accrued interest is payable at maturity in March 2012.(3)	35,000	-
Note payable – Asher Enterprises, bearing interest at 8.00% per annum, all principle and accrued interest is payable at maturity in May 2012.(3)	53,000	-
Note payable-Knox County, LLC, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in March 2015	-	600,000

Total notes payable	238,000	722,055
Less: current maturities	238,000	122,055
Long term portion	$-	$600,000

(1)	Notes payable at December 31, 2011 have been restated to eliminate notes payable of Dynatech, LLC, a partially owned subsidiary that was sold in March 2011.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

The Company is currently leasing office space on a month to month basis from Capitol Home Remodeling, LLC, a company partly owned by the Chief Executive Officer. Rent expense for each of the years ended December 31, 2011 and 2010 was $15,600 .

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

NOTE 5 – COMMON STOCK

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.001 per share. There were 32,519,433 shares issued and outstanding at December 31, 2011.

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

•	In 2010, we issued 300,000 shares of common stock upon the exercise of options with an exercise price of $0.30 per share, and recorded the option consideration as a subscription receivable.

During 2011 the Company issued shares of common stock in the following transaction:

●	10,000,000 shares of common stock to Darryl Reed, our chief executive officer, in satisfaction of $600,000 of accrued compensation;
•	500,000 shares to an employee for compensation valued at $146,500;
•	900,000 shares to consultants valued at $240,000;
•	10,000,000 shares to Seawright Holdings, Inc. in satisfaction of a note payable to Seawright in the original principal amount of $600,000.

On May 18, 2010, the Company affected a 1 for 1,000 reverse split of its common stock.  All share amounts for 2010 have been adjusted to give effect to the reverse split.

Options/Warrants

Transactions involving options issued in the years ended December 31, 2011 and 2010 are summarized below:

	Options/Warrants	Weighted average Exercise Price
Outstanding as of December 31, 2009	480	$500.00
Issued	1,100,000	.30
Options exercised	300,000	.30
Cancelled/Expired	-	--
Outstanding as of December 31, 2010	800,480	$500.00
Issued	800,000	0.30
Exercised	800,000	0.30
Cancelled/Expired	180	$500.00
Outstanding as of December 31, 2011	800,300	$0.60

Total stock-based compensation expense recognized by for the years ended December 31, 2011 and 2010 attributable to the issuance of options was $16,404 and $99,165, respectively. The weighted-average significant assumptions used to determine the fair those fair values, using a Black-Scholes option pricing model are as follows:

2011

Significant assumptions (weighted-average):	$0.30
Risk-free interest rate at grant date	0.72%
Expected stock price volatility	56.03%
Expected dividend payout	0%
Expected option life (in years)	4.2 years

2010

Significant assumptions (weighted-average):	$0.37
Risk-free interest rate at grant date	0.07% 1.928%
Expected stock price volatility	22.79%
Expected dividend payout	0%
Expected option life (in years)	4 years 10 months

The weighted average remaining contractual life of the options and warrants issued by the Company as of December 31, 2011 is set forth below.

Date of Issuance	Number of Options/Warrants	Exercise Price	Contractual Life	Weighted Average Remaining Contractual Life (Years)
January 29, 2002	300	500.00	10 years	0.1
October 22, 2010	800,000	0.30	5 years	4.0

	800,300			5.2

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

Knox Gas, LLC owns a lease of 100 acres, which contains five drilled wells; a lease of 20.2 acres, which contains two drilled wells; a lease of 700 acres which contains no wells, and a lease of 400 acres, which contains three drilled wells.  The properties have been appraised, as an operator, at $624,360 by an independent valuation firm. However, the intended use of the property is  to convert the leases into royalty interest. Prior to the Company’s acquisition of Knox Gas, LLC, Knox Gas, LLC had agreed to guarantee a loan obtained by the Company in July 2011 in the amount of $150,000, and pledged its interest in the wells to secure the guarantee.  See Note 1 – Notes Payable.

Subequently, it was determined that the carrying value of the assets underlying the membership interest purchased were overstated. See Note 15 - Restatement

During the year ended December 31, 2011, the Company purchased four royalty interests in existing oil or gas wells on three different properties for aggregate consideration of $30,269. The Company sold one of the interests in the fourth quarter for $7,925 and recognized a loss of $3,889

NOTE 9 – DISPOSAL OF ASSETS

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

Insert info on Asher notes

NOTE 11 – SEGMENT INFORMATION

The Company had one reportable segment for the years ended December 31, 2011 and 2010, and accordingly is not required to present financial information by segment.

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

On March 22, 2011, the Company purchased all of the membership interests of Knox Gas, LLC for $500,000.  The purchase price is payable pursuant to two promissory notes in the amount of $250,000 each that are payable to Joel Sens and Barbara Reed.  Mr. Sens is an officer and director of the Company.  Ms. Reed is the spouse of Darryl Reed, who is an officer and director of the Company. Knox Gas, LLC owns a lease of 100 acres, which contains five drilled wells; a lease of 20.2 acres, which contains two drilled wells; a lease of 700 acres which contains no wells, and a lease of 400 acres, which contains three drilled wells.  The properties have been appraised at $624,360 by an independent valuation firm. As of December 31, 2012, the fair value was established at $213,881, and an impairment loss of $286,119 was entered. The note payable to related parties, Joel Sens and Barbara Reed, was forgiven for principal balance and accrued interest and fees on December 15, 2012. Subsequently, it was determined that the underlying assets cost was $71,000 and was paid by the Company. As a result the Company has restated the financial statements to reflect the proper cost, removed the related notes payable, accrued interest and impairment. See Note 15 – Restatement.

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

NOTE 15 – RESTATEMENT

The Company is restating its financial statements to properly account for the 2011 acquisition of Knox Gas LLC. The amendment is necessary to report the actual cost incurred by the Company in acquiring the assets that were conveyed to the company through the purchase of all membership interests. The original transaction was recorded as a purchase in exchange for two promissory notes of $250,000 each issued to Joel Sens and Barbara Reed. The actual cost to acquire these leases was $71,000.During the audit of the 2013 financial statements, it was determined that the Company had actually made and expensed the payments to acquire the assets held by Knox Gas LLC during 2010 and 2011. In addition, a operator is currently extracting gas from the properties and paying royalties directly to the land owners. Negotiations with the operator to pay a royalty to the Company failed during the first quarter of 2014. The Company intends to file suit to protect its rights to the income generated by the wells. As of the date of this amendment the Company has not taken legal action. The impact of the restatement on the financial statements was as follows:

	Originally
	Reported	Restated
2010:
Related party advances	$0	$16,000
Accumulated deficit	$(11,438,567)	$(11,422,567)
Net loss	$(1,559,528)	$(1,543,528)

2011:
Evaluated Oil & Gas Properties	$500,000	$71,000
Accrued interest payable-related party	$25,808	$0
Note payable-related party	$500,000	$0
Accumulated deficit	$(12,417,846)	$(12,321,038)
Net loss	$(979,279)	$(898,471)
Loss per common share	$(.06)	$(.05)

NOTE 16 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the year ended December 31, 2011 and 2010, the Company has incurred operating losses of $681,989 and $670,662, respectively. In addition, the Company has a deficiency in stockholder’s equity of $194,718 and $1,637,429 at December 31, 2011 and 2010, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 17 – SUBSEQUENT EVENTS

For subsequent events through April 14, 2014 see the audited financial statement for the years ended December 31, 2013 and the quarter ended March 31, 2014. Management has evaluated the Company’s activity since April 14, 2014 and in their opinion has determined that no additional material subsequent events occurred that would require disclosure in the financial statements other than as follows:

On April 25, 2014, the Company through its subsidiary signed a lease for a new medical marijuana dispensary in Hollywood California for $8,000 per month.  The lease has an effective date of May 1, 2014 and has a two year term with a 3% escalation clause in year two.

During May and June of 2014, he Company entered into a sublease agreement with Highway 2 Health, LLC, loaned it $150,000 and executed a five year consulting agreement for $6,000 per month.

During the period April 1, 2014 through June 26, 2014 the Company borrowed $95,000 from a consultant of the Company and $299,900 from other parties. In addition, Actual investments converted a portion of its loan to 8,000,000 shares of the Company’s common stock.