Form 10-K/A
period 2012-12-31
NEXT GENERATION MANAGEMENT CORP.
filed 2014-06-30
CIK 356292

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K/A (the Form 10-K/A) amends the Annual Report on Form 10-K for the year ended December 31, 2012, as originally filed with the Securities and Exchange Commission (the SEC) on April 22, 2013 (the “Original Form 10-K”). .

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

3

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

10.14	Oil and Gas Lease dated May 26, 2010 by and among William J. Patterson, Sr. and Sharron F. Patterson and Knox Gas, LLC (400 acres) (incorporated by reference to Form 10-K/A filed March 2, 2012)

10.15	2012 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed March 22, 2012)

10.16	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed March 22, 2012)

11**	Statement re earnings per share

14	Code of Business Conduct and Ethics (incorporated by reference to Form 10-K filed May 16, 2010)

21	List of subsidiaries (Incorporated by reference to the Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 22, 2013)

23*	Consent of Turner Jones & Associates, pllc

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
4270 John Marr Drive
Annandale, Virginia 22003

We have audited the accompanying restated consolidated balance sheet of Next Generation Management Corp. (formerly Next Generation Energy Corp.) and its subsidiary (a Nevada Incorporation) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Turner, Leins & Gold, LLC

Vienna, Virginia

April 11, 2013

Restated June 26, 2014

Next Generation Management Corp
Consolidated Balance Sheets-Restated
December 31, 2012 and 2011

ASSETS

	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$528	$7,618
Note receivable and advances-related party	-	203,315
Prepaid expenses	-	12,460

Total current assets	528	223,393

OIL & GAS PROPERTIES(FULL COST METHOD):
Evaluated	71,000	71,000
Mineral rights	14,930	18,455

Gross oil & natural gas properties	85,930	89,455

TOTAL ASSETS	$86,458	$312,848

See accompanying notes and accountant's audit report

Next Generation Management Corp
Consolidated Balance Sheets-Restated
December 31, 2012 and 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2012	2011
CURRENT LIABILITIES:
Accounts payable	$119,258	$108,144
Accrued expenses	52,238	91,097
Cash overdraft	-	-
Net assets available for disposal	-	-
Accrued interest payable	33,813	9,876
Beneficial conversion feature	106,071	101,561
Note Payable	30,000	-
Convertible notes payable, net of debt discount of $41,112 and $22,055	150,000	196,888

Total current liabilities	491,380	507,566

LONG TERM LIABILITIES:
Due to related party	40,000	-

Total long term liabilities	40,000	0

Total liabilities	531,380	507,566

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 500,000,000
shares authorized for 2012 and $.01 par value, 50,00,0000 shares authorized for 2011, 113,853,237 and 32,519,433 issued and outstanding
Common stock, $0.001 par value, 500,000,000	113,853	325,194
Preferred stock Series A, $0.001 par value,
500,000 shares authorized, zero issued
outstanding	-	-
Preferred stock Series B, $0.001 par value,
500,000 shares authorized, zero issued
outstanding	-	-
Stock subscription receivable	-	(62,135)
Additional paid in capital	13,482,569	11,863,261
Accumulated deficit	(-14,041,344)	(12,321,038)

Total stockholders’ equity (deficit)	(444,922)	(194,718)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,458	$312,848

See accompanying notes and accountant's audit report

Next Generation Management Corp
Consolidated Statements of Operations-Restated
For The Years Ended December 31, 2012 and 2011

	2012	2011

REVENUES:	$2,274	$-

OPERATING EXPENSES:
General and administrative	1,558,054	681,989

Total operating expenses	1,558,054	681,989

Loss from operations	(1,555,780)	(681,989)

OTHER INCOME AND EXPENSES:
Other income	-	6,000
Gain (Loss) on beneficial conversion	(47,050)	34,648
Loss on Conversion	(44,871)	-
Interest expense	(31,492)	(25,351)
Loan fees	-	(85,880)
Amortization of debt discount	(41,113)	(74,833)
Loss on sale of mineral rights	-	(3,888)

Total other income and expenses	(164,526)	(149,304)

Loss before discontinued operations	(1,720,306)	(831,293)

Loss from discontinued operations	-	(67,178)

Loss applicable to common shareholders	$(1,720,306)	$(898,471)

Basic loss per common share	$(0.04)	$(0.05)

Weighted average common shares	39,680,134	17,332,447
Diluted loss per common share	N/A	N/A
Fully diluted common shares	58,048,831	24,124,709

See accompanying notes and accountant's audit report

Next Generation Management Corp
Consolidated Statements of Stockholders’ Equity-Restated

			Stock	Additional
	Common Stock		Sub.	Paid In	Accum.
	Shares	Amount	Rec.	Capital	Deficit	Total

Balance December 31, 2010	10,969,433	$109,694	$(60,000)	$9,735,444	$(11,422,567)	$(1,637,429)

Shares issued for accrued expenses	10,000,000	100,000	-	500,000	-	600,000

Shares issued for upon option exercises	800,000	8,000	(47,135)	212,100	-	172,965

Shares issued to consultants	600,000	6,000	-	166,000	-	172,000

Stock options issued	-	-	-	126,590	-	126,590

Gain on disposal of subsidiary	-	-	-	464,207	-	464,207

Shares issued for loan extension	150,000	1,500		10,500		12,000

Paid on stock subscriptions receivable			5,000	-		5,000

Charge-off of stock subscriptions receivable			40,000			40,000

Cancellation of debts by related parties				60,420		60,420

Debt discount on convertible debt				88,000		88,000

Shares issued for payment of notes payable	10,000,000	100,000	-	500,000	-	600,000

Net loss	-	-	-	-	(898,471)	(898,471)

December 31, 2011	32,519,433	$325,194	$(62,135)	$11,863,261	$(12,321,038)	$(194,718)

Shares issued for accrued expenses and bonus	70,000,000	70,000	-	1,155,000	-	1,225,000

Shares issued for option exercises	1,333,804	13,338	-	49, 629	-	62,967

Shares issued for settlement of notes payable	10,000,000	10,000	-	110,000	-	120,000

Adjustment for change of Par Value	-	(304,679)	-	304,679		-

Charge-off of Stock Subscription			62,135			62,135

Net loss	-	-	-	-	(1,720,306)	(1,720,306)

December 31, 2012	113,853,237	$113,853	$-	$13,482,569	$(14,041,344)	$(444,922)

See accompanying notes and accountant's audit report

Next Generation Management Corp
Consolidated Statements of Cash Flows-Restated
For The Years Ended December 31, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,720,306)	$(898,471)
Adjustments to reconcile net income to net cash Provided by operating activities:
Loss on disposal of assets	-	3,888
Loss (gain) on Beneficial Conversion	47,050	(34,648)
Loss on Conversion	44,871	-
Bad Debt	265,450	-
Stock issued for services & accrued expenses	1,225,000	172,000
Stock issued for loan fee	-	12,000
Stock issued for accrued wages	-	600,000
Loan fee for convertible debt	-	73,880
Cancellation of indebtedness	-	60,420
Cancellation of stock subscription	-	40,000
Shares issued for other expenses	7,555	-
Issuance of stock options	-	126,590
Depreciation and amortization	41,113	74,833
Decrease (increase) in assets
Prepaid expenses and other current assets	12,460	20,070
Accrued interest receivable – related party	-	(7,520)
Net assets for disposal		-
Increase (decrease) in liabilities
Accounts payable	11,115	(6,357)
Accrued expenses	(38,859)	(443,198)
Accrued interest payable	23,936	4,813
Accrued interest payable – related party	-	(30772)
Cash overdraft	-	(93)
Beneficial conversion	-	51,561

Net cash flows provided (used) by operating activities	(80,615)	(181,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable – related party	-	-
Sale of mineral rights	-	7,926
Investment in royalty interest	3,525	(30,269)

Net cash flows provided (used) by investing activities	3,525	(77,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable	30,000
Convertible notes payable	-	88,000
Related Party Advances	40,000	-
Exercise of stock options		172,965
Payment on stock subscription receivable	-	5,000

Net cash flows provided (used) by financing activities	70,000	265,965

NET (DECREASE) IN CASH	(7,090)	7,618

CASH, BEGINNING OF PERIOD	7,618	-

CASH, END OF PERIOD	$528	$7,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$	$
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

	2012	2011
Shares issued for accrued wages	$-	$600,000
Shares issued for debt	-	600,000
Shares issued for consulting fees	-	172,000
Shares issued for services & accrued expenses	1,225,000	-
Shares issued for loan extension	-	12,000
Loan fees for convertible debt	-	73,880
Cancellation of indebtedness		60,420
Issuance of stock options	-	126,590

See accompanying notes and accountant's audit report

Next Generation Management Corp
Notes to Consolidated Financial Statements-Restated
For The Years Ended December 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Next Generation Management Corp was incorporated in the State of Nevada in November 1980 as Micro Tech Industries, with an official name change to Next Generation Media Corp in April 1997 and an official name change to Next Generation Energy Corp in July 2010, and official name change to Next Generation Management Corp in June 2014. The Company is an independent oil and natural gas company engaged in the exploration, development, and production of predominantly natural gas properties located onshore in the United States.

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

Impairment of Long-Lived Assets:

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Based on management’s review of its assets no impairment was recognizedin 2012 or 2011

Comprehensive Income:

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

Liquidity:

As shown in the accompanying financial statements, the Company recorded a net (loss) of ($1,720,306) and ($898,471) during the year ended December 31, 2012 and 2011, respectively. The Company's total liabilities exceeded its total assets by $444,922 as of December 31, 2012.

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

New Accounting Pronouncements:

The Company did not adopt any new accounting standards that had a material impact on the financial statements.

NOTE 2 – NOTES PAYABLE

Notes payable at December 31, 2012 and 2011 consists of the following:

	2012	2011
Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2012 plus accrued interest. (2)	$150,000		$150,000
Note payable – Asher Enterprises, bearing interest at 8.00% per annum, all principle and accrued interest is payable at maturity in March 2012.(3)	-		35,000
Note payable – Asher Enterprises, bearing interest at 8.00% per annum, all principle and accrued interest is payable at maturity in May 2012.(3)	-		53,000
Note payable-Knox County, LLC, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in March 2015	-		-
Note payable – Actual Investments, LLC, bearing interest at 6.00% per annum, all principle and accrued interest is payable at maturity in October 2013	30,000		-

Total notes payable	180,000		238,000
Less: current maturities	180,000		238,000
Long term portion	$0	$

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

During 2011 the Company issued shares of common stock in the following transaction:

•	In September 2011, we issued 10,000,000 shares of common stock to Darryl Reed, our chief executive officer, in satisfaction of $600,000 of accrued compensation;

•	In September 2011, we issued 800,000 shares for the exercise of options, of which $47,135 is outstanding as a stock subscription receivable;

•	In the quarter ended June 30, 2011, we issued 600,000 shares to consultants valued at $172,000;

•	In September 2011, we issued 10,000,000 shares to Seawright Holdings, Inc. in satisfaction of a note payable to Seawright in the original principal amount of $600,000.

•	During the fourth quarter of 2011, we issued 150,000 shares valued at $12,000 in exchange for an extension of a convertible note payable.

During 2012 the Company issued shares of common stock in the following transaction:

•	In the quarter ended March 2012, we issued 1,333,804 shares of common stock upon the conversion of $62,967 of convertible notes;

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

NOTE 7 - OIL AND NATURAL GAS PROPERTIES

If the Company begins drilling activities it will use the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and natural gas properties when incurred. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depletion exceed the discounted future net revenues of proved oil and natural gas reserves net of deferred taxes, such excess capitalized costs are charged to expense. Beginning December 31, 2009, full cost companies use the unweighted arithmetic average first day of the month price for oil and natural gas for the 12-month period preceding the calculation date to calculate the future net revenues of proved reserves.

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

During 2011, we made advances to Knox Gas, LLC totaling $55,000 for the acquisition of oil and gas leases. See Note 15- Restatement

NOTE 14 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the year ended December 31, 2012 and 2011, the Company has incurred operating losses of ($1,720,306) and ($681,989), respectively. In addition, the Company has a deficiency in stockholder’s equity of ($444,922) and ($194,718) at December 31, 2012 and 2011, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 15 – RESTATEMENT

The Company is restating its financial statements to properly account for the 2011 acquisition of Knox Gas LLC. The amendment is necessary to report the actual cost incurred by the Company in acquiring the assets that were conveyed to the company through the purchase of all membership interests. The original transaction was recorded as a purchase in exchange for two promissory notes of $250,000 each issued to Joel Senes and Barabara Reed. The actual cost to acquire these leases was $71,000.During the audit of the 2013 financial statements, it was determined that the Company had actually made and expensed the payments to acquire the assets held by Knox Gas LLC during 2010 and 2011. In addition, a operator is currently extracting gas from the properties and paying royalties directly to the land owners. Negotiations with the operator to pay a royalty to the Company failed during the first quarter of 2014. The Company intends to file suit to protect its rights to the income generated by the wells. As of the date of this amendment the Company has not taken legal action. The impact of the restatement on the financial statements was as follows:

	Originally
	Reported	Restated
2012:
Evaluated Oil & Gas Properties	$213,881	$71,000
Additional paid in capital	$14,038,295	$13,482,569
Accumulated deficit	$(14,454,189)	$(14,041,344)
Net loss	$(2,036,343)	$(1,720,306)
Loss per common share	$(.05)	$(.04)

2011:
Evaluated Oil & Gas Properties	$500,000	$71,000
Accrued interest payable-related party	$25,808	$0
Note payable-related party	$500,000	$0
Accumulated deficit	$(12,417,846)	$(12,321,038)
Net loss	$(979,279)	$(898,471)
Loss per common share	$(.06)	$(.05)

NOTE 16 – SUBSEQUENT EVENTS (UNAUDITED)

For subsequent events through April 14, 2014 see the audited financial statement for the years ended December 31, 2013 and the quarter ended March 31, 2014. Management has evaluated the Company’s activity since April 14, 2014 and in their opinion has determined that additional material subsequent events occurred as follows:

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