Form 10-Q
period 2014-06-30
NEXT GENERATION MANAGEMENT CORP.
filed 2014-08-19
CIK 356292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _______________________

Commission File Number:  002-74785-B

NEXT GENERATION MANAGEMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada	88-0169543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44715 Prentice Dr. Unit 973, Ashburn, VA	20146
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  As of July 24, 2014 there were 245,996,094 shares of common stock, $0.001 par value issued and outstanding.

NEXT GENERATION MANAGEMENT CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEXT GENERATION MANAGEMENT CORP.

BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013

	(unaudited)	(audited)
	June 30,	Dec. 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and equivalents	$120,358	$1,173
Rents receivable-H2H	28,000	-
Consulting fees receivable-H2H	20,000	-
Prepaid rent	32,032	-
Advances to H2H	135,000	-
Total current assets	335,390	1,173

OIL AND GAS PROPERTIES (FULL COST METHOD):
Mineral rights-Royalty interest	14,930	14,930
Evaluated-Leases	71,000	71,000
Gross oil and gas properties	85,930	85,930

OTHER ASSETS:
Security deposit	24,000	-

TOTAL ASSETS	$445,320	$87,103

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$203,586	$150,724
Accrued wages	225,096	238,596
Due to related party	-	40,000
Advances-Actual Investments	99,475	-
Other advances	129,900	-
Accrued interest payable	62,949	58,329
Beneficial conversion feature	41,714	44,386
Note Payable	30,000	60,000
Convertible notes payable, net of debt discount	120,505	133,000
Accounts payable & advances-related party	134,407	170,000
Total current liabilities	1,047,632	896,035

Total long term liabilities	-	-

Total liabilities	1,047,632	896,035

See notes to the consolidated financial statements

NEXT GENERATION MANAGEMENT CORP.

BALANCE SHEETS - continued

JUNE 30, 2014 AND DECEMBER 31, 2013

(continued)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share; 999,000,000 shares authorized, 235,996,094 and 125,996,094 shares issued and outstanding	235,996	125,996
Preferred stock Series A, $0.001 par value, 500,000 shares authorized, zero issued and outstanding	-	-
Preferred stock Series B, $0.001 par value, 500,000 Shares authorized, zero issued and outstanding	-	-
Additional paid in capital	19,146,797	17,978,597
Accumulated deficit	(19,985,105)	(18,913,525)
Total stockholders' (deficit)	(602,312)	(808,932)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$445,320	$87,103

See notes to the consolidated financial statements

NEXT GENERATION MANAGEMENT CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	Three months ended June 30,
	2014	2013
REVENUES:
Royalty income	$1,225	$32
Consulting fees	20,000	-
Total revenue	21,225	32

OPERATING EXPENSES:
General & administrative	143,582	82,679
Total operating expenses	143,582	82,679

(LOSS) FROM OPERATIONS	(122,357)	(82,647)

OTHER INCOME AND EXPENSES:
(Loss) on note conversion to stock	-	(603,500)
Rental income	28,000	-
(Loss) on beneficial conversion	(37,379)	(1,032,078)
Interest expense	(4,839)	(6,758)
Total other income and expenses	(14,218)	(1,642,336)

Net Income (loss) before income taxes	(136,575)	(1,724,893)

Provision for income taxes	-	-

NET (LOSS)	$(136,575)	$(1,724,983)

Net income/(loss) per common share-basic (Note A)	$(0.00)	$(0.01)

Net income/(loss) per common stock-assuming fully diluted (Note A)	(see Note A)	(see Note A)

Weighted average number of common shares outstanding-basic	233,004,885	118,123,253

Weighted average number of common shares outstanding-fully diluted	(see Note A)	(see Note A)

See notes to the consolidated financial statements.

NEXT GENERATION MANAGEMENT CORP.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	Six months ended June 30,
	2014	2013
REVENUES:
Royalty income	$1,730	$96
Consulting fees	20,000	-
Total revenue	21,730	96

OPERATING EXPENSES:
Administrative	932,659	116,071
Total operating expenses	932,659	116,071

(LOSS) FROM OPERATIONS	(910,929)	(115,975)

OTHER INCOME AND EXPENSES:
Gain/(Loss) on note conversion to stock	(181,328)	-
Rental income	28,000	-
Gain (Loss) on beneficial conversion	2,672	(425,912)
Interest expense	(9,995)	(14,381)
Loss on debt restricting	-	(4,420,171)
Total other income and expenses	(160,651)	(4,860,464)

Net Income (loss) before income taxes	(1,071,580)	(4,976,439)

Provision for income taxes	-	-

NET (LOSS)	$(1,071,580)	$(4,976,439)

Net income/(loss) per common share-basic (Note A)	$(0.005)	$(0.04)

Net income/(loss) per common stock-assuming fully diluted (Note A)	(see Note A)	(see Note A)

Weighted average number of common shares outstanding-basic	209,370,158	116,000,040

Weighted average number of common shares outstanding-fully diluted	(see Note A)	(see Note A)

See notes to consolidated financial statements.

 NEXT GENERATION MANAGEMENT CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid In	Accum.
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2013	125,996,094	$125,996	$17,978,597	$(18,913,525)	$(808,932)

Shares issued for debt-Actual Investments	10,000,000	10,000	132,000	-	142,000

Shares issued for debt-Related party	20,000,000	20,000	240,000	-	260,000

Shares issued for consulting fee	30,000,000	30,000	262,000	-	292,000

Shares issued for consulting-related party	20,000,000	20,000	320,000	-	340,000

Conversion of convertible notes	18,000,000	18,000	70,200	-	88,200

Shares issued for accrued wages	12,000,000	12,000	144,000	-	156,000

Net (loss)	-	-	-	(1,071,580)	(1,071,580)

Balance June 30, 2014	125,996,094	235,996	19,146,797	(19,985,105)	(602,312)

See notes to the consolidated financial statements.

NEXT GENERATION MANAGEMENT CORPORATION STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

	(Unaudited)	(Unaudited)
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,071,580)	$(1,712,482)
(Gain) loss on beneficial conversion	(2,672)	603,500
(Gain) loss on debt conversion	181,328	978,626
Shares issued for services	832,000	-
Shares issued for interest	12,377	-
Adjustments to reconcile net income to net cash Provided by operating activities:
(Increase) in assets
Prepaid expenses	(32,032)	-
Rent receivable	(28,000)	-
Consulting fees receivable	(20,000)	-
Security deposit	(24,000)	-
Increase (decrease) in liabilities
Accounts payable	52,862	(404)
Accounts payable related	39,407	-
Accrued interest	3,620	14,381
Accrued expenses	(13,500)	92,500

Net cash flows (used) by operating activities	(70,190)	(23,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to H2H	(135,000)	-

Net cash flows (used) by investing activities	(135,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	-	30,000
Advances	324,375
Net cash flows provided by financing activities	324,375	30,000

NET INCREASE IN CASH	119,185	6,121

CASH, BEGINNING OF PERIOD	1,173	528

CASH, END OF PERIOD	$120,358	$6,649

See notes to the consolidated financial statements.

NEXT GENERATION MANAGEMENT CORPORATION STATEMENTS OF CASH FLOWS - continued FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

	(Unaudited)	(Unaudited)
	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:	$-	$-
Taxes	-	-
Interest	-	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Shares issued in payment of notes payable	40,000	-
Shares issued for interest	12,377	-
Shares issued in conversion of convertible debt	88,200	17,000
Shares issued in payment of consulting fees	846,000	-
Shares issued in payment of debt	142,000	-
Shares issued in compensation	156,000	-

See notes to the consolidated financial statements.

NEXT GENERATION MANAGEMENT CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2013 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Next Generation Management Corporation was incorporated in the State of Nevada in November 1980 as Micro Tech Industries, with an official name changes to Next Generation Media Corporation in April 1997. Changed Next Generation Energy Corporation in July 2010 and Next Generation Management Corp. on June 19, 2014. The Company, an independent oil and natural gas company engaged in the exploration, development, and production of predominantly natural gas properties located onshore in the United States. In March 2011, the Company acquired 1,220 acres of mineral leases in Knox County, Kentucky, containing 10 shut-in wells, and is in the process of investigating other acquisitions of oil and gas properties in the same area.

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

Gas and Oil Properties

At March 31, 2011, the Company had completed the acquisition of 1,220 acres of mineral leases containing 10 shut-in well sin Knox County, Kentucky. The Company is currently negotiating with an operator to convert the leases into a royalty agreement.

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

Depletion

Oil and gas producing property costs are amortized using the unit of production method. The Company did not record any amortization expense in the three and six month periods ended June 30, 2014 and 2013.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three and month periods ended June 30, 2014 and 2013.

NOTE A - SUMMARY OF ACCOUNTING POLICIES - continued

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. During the three and six month periods ended June 30, 2014 and 2013, the Company did not recognize any impairment.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company charged to operations no advertising costs for the three and six month periods ended June 30, 2014 and 2013, respectively.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the three and six month periods ended June 30, 2014 and 2013 was nil.

NOTE A - SUMMARY OF ACCOUNTING POLICIES - continued

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three and six month periods ended June 30, 2014 was 233,004,885 and 209,370,158, respectively. The diluted shares outstanding for the three and six month periods ended June 30, 2014 was 275,681,528 and 252,046,801. In determining the number of shares used in computing diluted loss per share for the three month periods ended March 31, 2013 and 2012, common stock equivalents derived from shares issuable from the exercise of stock options are not considered in the calculation of the weighted average number of common shares outstanding because they would be antidilutive, thereby decreasing the net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company had a loss from operations of ($136,575) and ($1,071,582) during the three and six month periods ended June 30, 2014. The Company's total liabilities exceeded its total assets by $602,312 as of June 30, 2014.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the parent company, Next Generation Management Corp. and its subsidiaries Next Generation Royalties, LLC and Next Generation Cannabis Consulting, LLC. All inter-company balances and transactions have been eliminated in consolidation.

NOTE B - NOTES PAYABLE

Notes payable at June 30, 2014 and December 31, 2013 consists of the following:

	June 30, 2014	December 31, 2013

Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2012 plus accrued interest. (1)	74,000	80,000

Note payable – Actual Investments, LLC, bearing interest at 6% per annum, all principal and accrued interest is payable at maturity in October 2013. (2)	30,000	30,000

Note payable – Actual Investments, LLC, bearing interest at 6% per annum, all principal and accrued interest is payable at maturity in March 2014. (3)	-	30,000

Note payable – Actual Investments, LLC, bearing interest at 8% per annum, all principal and accrued interest is payable at maturity in September 2013. (4)	46,505	53,000

Total notes payable	150,505	193,000

Less: current maturities	150,505	193,000

Long term portion	$-	$-

(1)	Obligation to Forge, LLC for $150,000, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2012 plus accrued interest. The note is secured by certain oil and gas properties owned by Knox Gas, LLC, a subsidiary of the Company. The note is convertible to common stock at a conversion price equal to 75% of the average of the closing prices of the Common Stock for the 10 trading days immediately preceding a conversion date. The balance outstanding at March 31, 2013 was $150,000 plus accrued interest of $40,563. Our obligation to Forge, LLC contains an embedded beneficial conversion feature since the fair value of our common stock on the date of issuance was in excess of the effective conversion price. The embedded beneficial conversion feature was recorded by allocating a portion of the proceeds equal to the intrinsic value of the feature to “Additional paid-in-capital”. The intrinsic value of the feature is calculated on the issuance date by multiplying the difference between the quoted market price of our common stock and the effective conversion price by the number of common shares into which the note may be converted. The resulting discount on the immediately convertible shares is recorded within “Additional paid-in capital” and is amortized over the period from the date of issuance of the to the stated maturity date. The amount of the discount was $50,000, of which $22,055 was amortized in 2010 and the balance in 2011. On May 24th, 2013, $70,000 of the note was sold and assigned to Actual Investments, LLC.

(2)	The company entered into a promissory note with Actual Investment, LLC on November 27, 2012. The note is unsecured and accrues interest 6% per annum payable on maturity October 26, 2013.

(3)	The company entered into a promissory note with Actual Investment, LLC on March 13, 2013. The note is unsecured and accrues interest 6% per annum payable on maturity March 12, 2014.

(4)	On May 24th, 2013 Actual Investments, LLC entered into a contemporaneous Agreement with Forge, LLC and the company. Actual Investments, LLC purchased $70,000 of the outstanding obligation to Forge, LLC as describe in subscript (1) and the note is subject to new terms agreed upon between the company and Actual Investments, LLC. Actual Investments, LLC has the option to purchase the remainder of the Forge, LLC debt. The obligation between the company and Actual Investments, LLC bears interest at 8% per annum and was payable at maturity in September 2013 plus accrued interest.

NOTE C – OPTIONS

Non-Employee Stock Options

The weighted average remaining contractual life of the options and warrants issued by the Company as of June 30, 2014 is set forth below:

Date of Issuance	Number of Options/ Warrants	Exercise Price	Contractual Life	Weighted Average Remaining Contractual Life (Years)
October 22, 2010	800,000	0.30	5 years	.83

Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	800,000	$0.30
Granted	-	-
Exercised	-	-
Canceled or expired	-	$-

Outstanding at June 30, 2014	800,000	$0.30

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

NOTE E – COMMON STOCK

At June 30, 2014, the Company's authorized capital stock was 999,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. On that date, the Company had outstanding 235,996,094 shares of common stock, and no shares of preferred stock.

NOTE F - CONVERTIBLE PROMISSORY NOTES PAYABLE

The Company entered into a Convertible Promissory Note on July 23, 2010 with Forge, LLC. The Convertible Promissory Note accrues interest at 18% per annum which is payable and due quarterly, and matured on July 23, 2012. The note holders have the option to convert any unpaid note principal and accrued interest to the Company's common stock at a rate of 75% of the average closing price of the last ten days of trading any time after the issuance date of the note.

On May 24th, 2013 Actual Investments, LLC entered into a contemporaneous Agreement with Forge, LLC and the company. Actual Investments, LLC purchased $70,000 of the outstanding obligation to Forge, LLC and the note is subject to new terms agreed upon between the company and Actual Investments, LLC. Actual Investments, LL has the option to purchase the remainder of the Forge, LLC debt. Modifications included adjusting the interest rate and conversion price to 8% per annum and $.0014 per share, respectively. The restructuring resulting in the Company recognizing a loss on the restricting of $4,420,171 or ($.04) per common stock.

In May of 2013, the note holder converted $17,000 of the note into 12,142,857 shares of common stock. In February of 2014, another $6,000 was converted into 10,000,000 shares of common stock.

In accordance ASC 470-20, the company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issuable to the investors. During the six months ended June 30, 2014 and 2013 the Company recognized a gain of $2,673 and a loss of $425,912 in the beneficial conversion feature, respectively.

NOTE G – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three and six month periods ended June 30, 2014, the Company incurred an operating loss of ($136,575) and ($1,071,580). The loss was primarily due to loss on the conversion of a portion of convertible notes payable to common stock and the issuance of shares of common stock for services. The Company has a deficiency in stockholder’s equity of ($602,312) and ($808,932) at June 30, 2014 and December 31, 2013, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

NOTE H – RELATED PARTY TRANSACTIONS

In February of 2014, the Company issued 20,000,000 shares of common stock valued at $260,000 to the spouse of the President of the Company to repay an advance of $46,000 and consulting fees of $214,000.

On February 3, 2014, the Company issued 20,000,000 shares of common stock valued at $340,000 to the Company President’s brother for consulting services.

On February 14, 2014, the Company issued 2,000,000 shares to the Company President valued at $26,000 for accrued wages. In addition, 10,000,000 shares of common stock were issued to an employee for $130,000 of accrued wages.

NOTE I- COMMITMENTS

In April 2014, the Company entered into a lease for space to operate a dispensary. The lease calls for monthly rent payments of $8,000 and expires on April 30, 2016.

NOTE J - SUBSEQUENT EVENTS

Management has evaluated the Company’s activity since the end of the period on August 11, 2014, and in their opinion has determined that the following material subsequent event occurred that would require disclosure in the financial statements. On July 22, 2014, Actual Investments LLC converted $14,000 of its convertible promissory note in exchange for 10,000,000 shares of the Company’s common stock valued at $200,000.

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

Results of Operations

During the three month periods ended June 30, 2014 and 2013, the Company's revenues were $21,225 and $32 respectively.

During the three months ending June 30, 2014, our operating expenses were $143,582, as compared to $82,679 for the three months ending June 30, 2013. As a result, the Company had operating losses of ($122,357) and ($82,647) in the three months ended June 30, 2014 and 2013, respectively.

In the three months ended June 30, 2014 and 2013, the Company recorded other net income (expense) of ($14,218) and $(1,642,336), respectively.

The Company realized a net loss for the three months ended June 30, 2014 of ($136,575) as compared to a net loss of $(1,724,893) in the three months ended June 30, 2013.

Liquidity and Sources of Capital

The Company's balance sheet as of June 30, 2014 reflects current assets of $445,320, current liabilities of $1,047,632 and a working capital deficit of ($602,312).

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we incurred a ($136,575 loss from operations in the three months ended June 30, 2014, and only have revenues of $32 for 2013. These factors create an uncertainty about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Darryl Reed, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective due to insufficient segregation of duties of incompatible functions and the lack of specific fraud controls.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS.

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we incurred a ($136,575 loss from operations in the three months ended June 30, 2014, and only have revenues of $32 for 2013. These factors create an uncertainty about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company issued 10,000,000 shares of common stock to Actual Investments in exchange for debt.

The Company issued 20,000,000 shares of common stock to a related party in exchange for debt.

The Company issued 30,000,000 shares of common stock to a consultant as consideration for consulting services.

The Company issued 20,000,000 shares of common stock to a related party as consideration for consulting services.

The Company issued 18,000,000 shares of common stock in connection with the conversion of convertible notes.

The Company issued 12,000,000 shares of common stock in exchange for the conversion of accrued wages.

The above securities were offered and sold to the parties in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated thereunder. Each of the parties are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS.

3.1	Articles of Incorporation, under the name Micro Tech Industries, Inc. (incorporated by reference to the Company’s annual report on Form 10KSB filed on April 15, 1998)

3.2	Amendment to the Articles of Incorporation (incorporated by reference to the Company’s quarterly report filed on Form 10 Q filed on May 15, 1997)

3.3	Certificate of Change filed May 5, 2010 (incorporated by reference to the Form 8-K filed May 7, 2010)

3.4	Amendment to the Articles of Incorporation filed July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

3.5	Amended and Restated Bylaws (incorporated by reference to the Company’s annual report on Form 10KSB filed on November 12, 1999)

3.6	Amendment to Bylaws (incorporated by reference to the Form 8-K filed May 7, 2010)

4.1	Agreement between Next Generation Energy Corp. and Actual Investments LLC incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 13, 2014

4.2	6% Promissory Note dated March 13, 2013 between Next Generation Energy Corp. and Actual Investments, LLC (incorporated by reference to Form 10-K filed April 14, 2014)

4.3	Note Agreement dated May 24, 2013 between Next Generation Energy Corp. and Actual Investments, LLC (incorporated by reference to the Form 8-K Current Report filed August 1, 2013).

4.4	2014 Incentive Stock Plan (incorporated by reference to the Form S-8 filed on February 14, 2014)

10.1	Convertible Debenture Purchase Agreement by and among Next Generation Media Corp., Forge, LLC and Knox Gas, LLC dated July 23, 2010 (incorporated by reference to the Form 10-Q filed August 23, 2010)

10.2	2010 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.3	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.4	2010 Stock Option Plan (incorporated by reference to the Form S-8 filed October 22, 2010)

10.5	Form of Stock Option Agreement (incorporated by reference to the Form S-8 filed October 22, 2010)

10.6	Debt Forgiveness Note in the amount of $277,863 by Barbara Reed (incorporated by reference to Form 8-K filed March 23, 2011)

10.7	Debt Forgiveness Note in the amount of $277,863 by Joel Sens (incorporated by reference to Form 8-K filed March 23, 2011)

10.8	Promissory Note dated March 25, 2010 payable by Seawright Holdings, Inc. to Next Generation Media Corporation in the principal amount of $125,000 (incorporated by reference to Form 10-K filed May 16, 2010)

10.9	Transfer and Assignment dated March 23, 2011 by and among Barbara Reed, Joel Sens, Next Generation Energy Corp. and Knox Gas, LLC (incorporated by reference to Form 8-K filed March 23, 2011)

10.10	Memorandum of Oral Sublease between Next Generation Energy Corp. and Capitol Homes Remodeling, LLC (incorporated by reference to Form 10-K/A filed March 2, 2012)

10.11	Oil and Gas Lease dated June 3, 2010 by and among Billy Ray Smith, Stella Smith and Hammons Fork Ventures, LLC (100 acres) (incorporated by reference to Form 10-K/A filed March 2, 2012)

10.12	Oil and Gas Lease dated June 3, 2010 by and among Billy Ray Smith, Stella Smith and Hammons Fork Ventures, LLC (20.2acres) (incorporated by reference to Form 10-K/A filed March 2, 2012)

10.13	Oil and Gas Lease dated June 3, 2010 by and among Billy Ray Smith, Stella Smith, Stacey Smith, Heather Smith and Hammons Fork Ventures, LLC (700 acres) (incorporated by reference to Form 10-K/A filed March 2, 2012)

10.14	Oil and Gas Lease dated May 26, 2010 by and among William J. Patterson, Sr. and Sharron F. Patterson and Knox Gas, LLC (400 acres) (incorporated by reference to Form 10-K/A filed March 2, 2012)

10.15	2012 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Form S-8 filed March 22, 2012)

10.16	Agreement entered between Next Generation Energy Corp., Joel Sens, Knox County Minerals LLC and Seawright Holdings Inc.

10.17	Form on Stock Payment Agreement (incorporated by reference to the Form S-8 filed March 22, 2012)

14	Code of Business Conduct and Ethics (incorporated by reference to Form 10-K filed May 16, 2010)

21	List of subsidiaries (incorporated by reference to Form 10-K filed April 14, 2014)

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEXT GENERATION ENERGY CORP.
Date: August 19, 2014
	By:	/s/ Darryl Reed
Darryl Reed, Chief Executive Officer (principal executive officer and principal financial and accounting officer)

