Form 10-Q
period 2014-09-30
NEXT GENERATION MANAGEMENT CORP.
filed 2014-11-19
CIK 356292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _______________________

Commission File Number:  002-74785-B

NEXT GENERATION MANAGEMENT CORP.

 (Exact name of registrant as specified in its charter)

Nevada	88-0169543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44715 Prentice Dr, Unit 973, Ashburn, VA	20146
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.  As of November 17, 2014 there were 265,853,237 shares of common stock, $0.001 par value issued and outstanding.

NEXT GENERATION MANAGEMENT CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEXT GENERATION MANAGEMENT CORP.

BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	(unaudited)	(audited)
	September 30,	Dec. 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and equivalents	$141,526	$1,173
Prepaid rent	8,000	-
Other prepaid expenses	32	-
Total current assets	149,558	1,173

OIL AND GAS PROPERTIES (FULL COST METHOD):
Mineral rights-Royalty interest	14,930	14,930
Evaluated-Leases	71,000	71,000
Gross oil and gas properties	85,930	85,930

OTHER ASSETS:
Security deposit	24,000	-

TOTAL ASSETS	$259,488	$87,103

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$470,201	$150,724
Accrued wages	296,347	238,596
Due to related party	-	40,000
Advances-Actual Investments	125,000	-
Accrued interest payable	71,507	58,329
Beneficial conversion feature	31,415	44,386
Note Payable	30,000	60,000
Convertible notes payable, net of debt discount	85,000	133,000
Accounts payable & advances-related party	161,706	170,000
Total current liabilities	1,271,176	896,035

Total long term liabilities	-	-

Total liabilities	1,271,176	896,035

See notes to the consolidated financial statements

NEXT GENERATION MANAGEMENT CORP.

BALANCE SHEETS - continued

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(continued)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share; 999,000,000 shares authorized, 257,996,094 and 125,996,094 shares issued and outstanding	257,996	125,996
Preferred stock Series A, $0.001 par value, 500,000 shares authorized, zero issued and outstanding	-	-
Preferred stock Series B, $0.001 par value, 500,000 Shares authorized, zero issued and outstanding	-	-
Additional paid in capital	19,489,197	17,978,597
Accumulated deficit	(20,758,881)	(18,913,525)
Total stockholders' (deficit)	(1,011,688)	(808,932)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$266,828	$87,103

See notes to the consolidated financial statements

NEXT GENERATION MANAGEMENT CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	Three months ended September 30,
	2014	2013
REVENUES:
Royalty income	$490	$390
Consulting fees	30,000	-
Total revenue	30,490	390

OPERATING EXPENSES:
General & administrative	256,769	68,720
Total operating expenses	256,769	82,679

(LOSS) FROM OPERATIONS	(226,279)	(68,326)

OTHER INCOME AND EXPENSES:
Bad debt expense	(262,341)	-
(Loss) on note conversion to stock	(333,600)	-
Rental income	42,000	-
Gain (loss) on beneficial conversion	10,298	516,834
Interest expense	(3,853)	(5,567)
Total other income and expenses	(547,496)	511,267

Net Income (loss) before income taxes	(773,775)	442,941

Provision for income taxes	-	-

NET INCOME (LOSS)	$(773,775)	$442,941

Net income/(loss) per common share-basic (Note A)	$(0.003)	$0.004

Net income/(loss) per common stock-assuming fully diluted (Note A)	(see Note A )	0.003

Weighted average number of common shares outstanding-basic	245,278,703	125,996,094

Weighted average number of common shares outstanding-fully diluted	(see Note A )	133,348,182

See notes to the consolidated financial statements.

NEXT GENERATION MANAGEMENT CORP.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	Nine months ended September 30,
	2014	2013
REVENUES:
Royalty income	$2,220	$715
Consulting fees	50,000	-
Total revenue	52,220	96

OPERATING EXPENSES:
Administrative	1,189,428	185,016
Total operating expenses	1,189,428	(185,016)

(LOSS) FROM OPERATIONS	(1,137,208)	(184,301)

OTHER INCOME AND EXPENSES:
Bad debt expense	(262,341)	-
Gain (loss) on note conversion to stock	(514,928)	(603,500)
Rental income	70,000	-
Gain (loss) on beneficial conversion	12,971	(461,792)
Interest expense	(13,850)	(19,948)
Loss on debt restructuring	-	-
Total other income and expenses	(708,148)	(1,085,240)

Net Income (loss) before income taxes	(1,845,356)	(1,269,541)

Provision for income taxes	-	-

NET (LOSS)	$(1,845,356)	$(1,269,541)

Net income/(loss) per common share-basic (Note A)	$(0.008)	$(0.01)

Net income/(loss) per common stock-assuming fully diluted (Note A)	(see Note A )	(see Note A)

Weighted average number of common shares outstanding-basic	221,395,361	119,368,674

Weighted average number of common shares outstanding-fully diluted	(see Note A )	(see Note A )

See notes to consolidated financial statements.

 NEXT GENERATION MANAGEMENT CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid In	Accum.
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2013	125,996,094	$125,996	$17,978,597	$(18,913,525)	$(808,932)

Shares issued for debt-Actual Investments	10,000,000	10,000	132,000	-	142,000

Shares issued for debt-Related party	20,000,000	20,000	240,000	-	260,000

Shares issued for consulting fee	30,000,000	30,000	262,000	-	292,000

Shares issued for consulting-related party	20,000,000	20,000	320,000	-	340,000

Conversion of convertible notes	40,000,000	40,000	412,600	-	452,600

Shares issued for accrued wages	12,000,000	12,000	144,000	-	156,000

Net (loss)	-	-	-	(1,845,356)	(1,845,356)

Balance Sept. 30, 2014	257,996,094	257,996	19,489,197	(20,758,881)	(1,011,688)

See notes to the consolidated financial statements.

NEXT GENERATION MANAGEMENT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

	(Unaudited)	(Unaudited)
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,845,356)	$(1,712,482)
(Gain) loss on beneficial conversion	(12,971)	603,500
(Gain) loss on debt conversion	514,928	978,626
Shares issued for services	632,000	-
Bad debt expense	262,341	-
Adjustments to reconcile net income to net cash Provided by operating activities:
(Increase) in assets
Prepaid expenses	(8,032)	-
Rent receivable	(48,000)	-
Security deposit	(24,000)	-
Increase (decrease) in liabilities
Accounts payable	319,476	(404)
Accounts payable related	211,706	-
Accrued interest	13,850	14,381
Accrued expenses	213,751	92,500

Net cash flows provided (used) by operating activities	229,693	(23,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to H2H	(207,000)	-

Net cash flows (used) by investing activities	(207,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	-	30,000
Advances	125,000	-
Net cash flows provided by financing activities	125,000	30,000

NET INCREASE IN CASH	147,693	6,121

CASH, BEGINNING OF PERIOD	1,173	528

CASH, END OF PERIOD	$148,866	$6,649

See notes to the consolidated financial statements.

NEXT GENERATION MANAGEMENT CORPORATION
STATEMENTS OF CASH FLOWS - continued
FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

	(Unaudited)	(Unaudited)
	2014	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:	$-	$-
Taxes	-	-
Interest	-	-
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Shares issued in payment of notes payable	142,000	-
Shares issued in payment of notes payable – related	260,000	-
Shares issued in conversion of convertible debt	452,600	17,000
Shares issued in payment of consulting fees	632,000	-
Shares issued in compensation	156,000	-

See notes to the consolidated financial statements.

NEXT GENERATION MANAGEMENT CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014 (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2013 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

The Company was incorporated in the State of Nevada in November 1980 as Micro Tech Industries, with an official name changes to Next Generation Media Corporation in April 1997, to Next Generation Energy Corporation in July 2010 and Next Generation Management Corp. on June 19, 2014.  The Company has historically been an independent oil and natural gas company engaged in the exploration, development, and production of predominantly natural gas properties located onshore in the United States.  In March 2011, the Company acquired 1,220 acres of mineral leases in Knox County, Kentucky, containing 10 shut-in wells, and is in the process of investigating other acquisitions of oil and gas properties in the same area. We continue to specialize in oil and natural gas assets, however, our Board of Directors recently approved a plan to redirect resources and to focus our core business on the medical marijuana industry. The Company would focus on providing turnkey facilities including management, accounting and security services. In addition, the Company's wholly owned subsidiary, NextGen Cannabis Consulting LLC, entered into a lease for a new medical marijuana dispensary in Hollywood, California.

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

Depletion

Oil and gas producing property costs are amortized using the unit of production method.  The Company did not record any amortization expense in the three and nine month periods ended September 30, 2014 and 2013.

Research and Development

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur expenditures on research and product development for the three and nine month periods ended September 30, 2014 and 2013.

NOTE A - SUMMARY OF ACCOUNTING POLICIES - continued

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, plant and equipment (“ASC 360-10”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. During the three and nine month periods ended September 30, 2014 and 2013, the Company did not recognize any impairment.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred.  The Company charged to operations no advertising costs for the three and nine month periods ended September 30, 2014 and 2013, respectively.

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

Stock Based Compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”). The Company made no employee stock-based compensation grants before December 31, 2005 and therefore has no unrecognized stock compensation related liabilities or expense unvested or vested prior to 2006. Stock-based compensation expense recognized under ASC 718-10 for the three and nine month periods ended September 30, 2014 and 2013 was nil.

NOTE A - SUMMARY OF ACCOUNTING POLICIES - continued

Net income (loss) per share

The weighted average shares outstanding used in the basic net income per share computations for the three and nine month periods ended September 30, 2014 was 245,278,703 and 221,395,361, respectively.  The diluted shares outstanding for the three and nine month periods ended September 30, 2014 was 364,730,844 and 308,247,566. In determining the number of shares used in computing diluted loss per share for the three and nine month periods ended September 30, 2014 and 2013, common stock equivalents derived from shares issuable from the exercise of stock options are not considered in the calculation of the weighted average number of common shares outstanding because they would be antidilutive, thereby decreasing the net loss per share.

Liquidity

As shown in the accompanying financial statements, the Company had a loss from operations of ($226,279) and ($1,137,208) during the three and nine month periods ended September 30, 2014.  The Company's total liabilities exceeded its total assets by $1,011,688 as of September 30, 2014.

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

NOTE B - NOTES PAYABLE

Notes payable at September 30, 2014 and December 31, 2013 consists of the following:

	Sept. 30, 2014	December 31, 2013

Note payable-Forge, LLC, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2012 plus accrued interest. (1)	74,000	80,000

Note payable – Actual Investments, LLC, bearing interest at 6% per annum, all principal and accrued interest is payable at maturity in October 2013. (2)	30,000	30,000

Note payable – Actual Investments, LLC, bearing interest at 6% per annum, all principal and accrued interest is payable at maturity in March 2014. (3)	-	30,000

Note payable – Actual Investments, LLC, bearing interest at 8% per annum, all principal and accrued interest is payable at maturity in September 2013. (4)	11,000	53,000

Total notes payable	115,000	193,000

Less: current maturities	115,000	193,000

Long term portion	$-	$-

(1)	Obligation to Forge, LLC for $150,000, bearing interest at 18.00% per annum, the loan is payable at maturity in July 2012 plus accrued interest. The note is secured by certain oil and gas properties owned by Knox Gas, LLC, a subsidiary of the Company. The note is convertible to common stock at a conversion price equal to 75% of the average of the closing prices of the Common Stock for the 10 trading days immediately preceding a conversion date. The balance outstanding at March 31, 2013 was $150,000 plus accrued interest of $40,563. Our obligation to Forge, LLC contains an embedded beneficial conversion feature since the fair value of our common stock on the date of issuance was in excess of the effective conversion price. The embedded beneficial conversion feature was recorded by allocating a portion of the proceeds equal to the intrinsic value of the feature to “Additional paid-in-capital”. The intrinsic value of the feature is calculated on the issuance date by multiplying the difference between the quoted market price of our common stock and the effective conversion price by the number of common shares into which the note may be converted. The resulting discount on the immediately convertible shares is recorded within “Additional paid-in capital” and is amortized over the period from the date of issuance of the to the stated maturity date. The amount of the discount was $50,000, of which $22,055 was amortized in 2010 and the balance in 2011. On May 24th, 2013, $70,000 of the note was sold and assigned to Actual Investments, LLC.

(2)	The company entered into a promissory note with Actual Investment, LLC on November 27, 2012. The note is unsecured and accrues interest 6% per annum payable on maturity October 26, 2013.

(3)	The Company entered into a promissory note with Actual Investment, LLC on March 13, 2013. The note is unsecured and accrues interest 6% per annum payable on maturity March 12, 2014.

(4)	On May 24, 2013 Actual Investments, LLC entered into a contemporaneous Agreement with Forge, LLC and the company. Actual Investments, LLC purchased $70,000 of the outstanding obligation to Forge, LLC as describe in subscript (1) and the note is subject to new terms agreed upon between the company and Actual Investments, LLC. Actual Investments, LLC has the option to purchase the remainder of the Forge, LLC debt. The obligation between the company and Actual Investments, LLC bears interest at 8% per annum and was payable at maturity in September 2013 plus accrued interest.

NOTE C – OPTIONS

Non-Employee Stock Options

The weighted average remaining contractual life of the options and warrants issued by the Company as of September 30, 2014 is set forth below:

Date of Issuance	Number of Options/ Warrants	Exercise Price	Contractual Life	Weighted Average Remaining Contractual Life (Years)
October 22, 2010	800,000	0.30	5 years	1.06

 Transactions involving stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2013	800,000	$0.30
Granted	-	-
Exercised	-	-
Canceled or expired	-	$-

Outstanding at September 30, 2014	800,000	$0.30

NOTE D - INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes ("ASC 740-10") which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  Management has provided a valuation allowance for the total net deferred tax assets as of September 30, 2014, as they believe it is more likely than not that the entire amount of deferred assets will not be realized.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized in the near future.

NOTE E – COMMON STOCK

At September 30, 2014, the Company's authorized capital stock was 999,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.  On that date, the Company had outstanding 257,996,094 shares of common stock, and no shares of preferred stock.

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

On May 24, 2013 Actual Investments, LLC entered into a contemporaneous Agreement with Forge, LLC and the Company. Actual Investments, LLC purchased $70,000 of the outstanding obligation to Forge, LLC and the note is subject to new terms agreed upon between the Company and Actual Investments, LLC. Actual Investments, LLC has the option to purchase the remainder of the Forge, LLC debt. Modifications included adjusting the interest rate and conversion price to 8% per annum and $.0014 per share, respectively. The restructuring resulting in the Company recognizing a loss on the restricting of $4,420,171 or ($.04) per common stock.

In May 2013, the note holder converted $17,000 of the note into 12,142,857 shares of common stock. In February 2014, another $6,000 was converted into 10,000,000 shares of common stock. In July of 2014, another $14,000 was converted into 10,000,000 shares of common stock. In September 2014, another $16,800 was converted into 12,000,000 shares of common stock.

In accordance ASC 470-20, the company allocated, on a relative fair value basis, the net proceeds amongst the common stock, convertible notes and warrants issuable to the investors. During the nine months ended September 30, 2014 and 2013 the Company recognized a gain of $12,971 and a loss of $461,792 in the beneficial conversion feature, respectively.

NOTE G – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the three and nine month periods ended September 30, 2014, the Company incurred an operating loss of ($226,279) and ($1,137,208). The loss was primarily due to loss on the conversion of a portion of convertible notes payable to common stock and the issuance of shares of common stock for services. The Company has a deficiency in stockholder’s equity of ($1,011,688) and ($808,932) at September 30, 2014 and December 31, 2013, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern.

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

16

NOTE I- COMMITMENTS

In April 2014, the Company entered into a lease for space to operate a dispensary. The lease calls for monthly rent payments of $8,000 and expires on April 30, 2016.

NOTE J - SUBSEQUENT EVENTS

Management has evaluated the Company’s activity since the end of the period on June 30, 2014, and in their opinion has determined that the following material subsequent event occurred that would require disclosure in the financial statements. On October 21, 2014, Actual Investments LLC converted $11,000 of its convertible promissory note in exchange for 7,857,143 shares of the Company’s common stock.valued at $62,857.

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

Results of Operations

During the three month periods ended September 30, 2014 and 2013, the Company's revenues were $30,490 and $390 respectively.

During the three months ending September 30, 2014, our operating expenses were $256,279, as compared to $82,679 for the three months ending September 30, 2014.  As a result, the Company had operating losses of ($226,279) and ($68,326) in the three months ended September 30, 2014 and 2013, respectively

In the three months ended September 30, 2014 and 2013, the Company recorded other net income (expense) of ($547,496) and $511,267, respectively.

The Company realized a net loss for the three months ended September 30, 2014 of ($773,775) as compared to a net income of $442,941 in the three months ended September 30, 2013.

Liquidity and Sources of Capital

The Company's balance sheet as of September 30, 2014 reflects current assets of $149,558, current liabilities of $1,271,176 and a working capital deficit of ($1,011,688).

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

We need to raise additional capital in order to make additional acquisitions of oil and gas properties and/or pursue our turnkey services in the cannabis industry.  In addition, we need to raise additional capital to finance our ongoing legal, auditing and administrative costs until we generate sufficient revenues from our oil and gas properties to pay those expenses.  While we expect to pay for certain of our ongoing administrative expenses through the deferral of salaries or the issuance of shares of common stock to satisfy the expense, there are some expenses that we cannot defer and cannot satisfy from the issuance of common stock.  We estimate that we will need to raise approximately $75,000 to pay expenses that we will incur over the next year which cannot be deferred or satisfied with common stock.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred loss from operations in the three months ended September 30, 2014, and only have revenues of $52,220 for 2014.  These factors create an uncertainty about our ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Darryl Reed, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were not effective due to insufficient segregation of duties of incompatible functions and the lack of specific fraud controls.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEXT GENERATION MANAGEMENT CORP.

Date: November 18, 2014	By:	/s/ Darryl Reed
Darryl Reed, Chief Executive Officer
(principal executive officer and principal financial and accounting officer)